Form 10QSB
period 1999-09-30
MAS ACQUISITION XI CORP
filed 1999-11-04
CIK 1081376

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 1999

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

     As of September 30, 1999, the Registrant has outstanding 8,519,800 shares of Common Stock.

                 MAS Acquisition XI Corp.

                       Form 10-QSB

                    Quarterly Report

                   September 30, 1999


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Balance Sheet at September 30, 1999 and June 30,
        1999 (unaudited)                                     F-1
     Statements of Operations for the three months
        ended September 30, 1999 and 1998 (unaudited)        F-2
     Statement of Changes in Stockholder's Equity
        for the period from inception (October 7, 1996)
        to September 30, 1999 (unaudited)                    F-3
     Statements of Cash Flows for the three months
        ended September 30, 1999 and 1998                    F-4
     Notes to Unaudited Financial Statements                 F-5

               MAS Acquisition XI Corp.
             (A Development Stage Company)
                     Balance Sheet
        As of September 30, 1999 and June 30, 1999

                        Assets

                                                  September 30,    June 30,
                                                      1999           1999
                                                  -------------   -----------
Current assets:
  Total current assets                             $    -         $    -

Other assets:
  Organization costs net of amortization of
  $54 and $50                                            36             40
                                                    -------        -------
     Total assets                                  $     36       $     40
                                                    =======        =======
          Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                        $    -         $    -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                           -              -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,519,800 shares issued and
   outstanding                                          111            111
   Deficit accumulated during the
    development stage                                   (75)           (71)
                                                    -------        -------
     Total liabilities and stockholders' equity    $     36       $     40
                                                    =======        =======




     Read the accompanying notes to the financial statements.

                      MAS Acquisition XI Corp.
                   (A Development Stage Company)
                     Statements of Operations
       For the Three Months Ended September 30, 1999 and 1998


                                  Three Months      Three Months
                                     Ended             Ended
                                  September 30,     September 30,
                                      1999              1998
                                  -------------     ------------
Revenue                             $    -          $    -

Costs and expenses:
 General and Administrative                  4             16

   Net (loss)                       $       (4)     $     (16)

Per share information:

 Weighted average number
 of common shares
 outstanding                        8,519,800       8,519,800

 Basic (loss) per share             $   (.00)       $    (.00)



   Read the accompanying notes to the financial statements.

                       MAS Acquisition XI Corp.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
       For the Period From (Inception) October 7, 1996, through
                         September 30, 1999

                                                    Deficit Accumulated
                                                         During the
                                Common Stock         Development Stage   Total
                              ----------------      -------------------- -----
                              Shares    Amount
                              ------    ------
Shares issued at inception
 for organization costs
 aggregating $90            8,500,000   $     90       $    -        $      90
Shares issued for
 services at $.001
 per share during
 January, 1997                    500          1                             1
Gift shares issued
 during March, 1997 at
 $.001 per share                7,750          8                             8
Net (loss) for the period        -          -                (18)          (18)
                            ---------    -------        --------      --------
Balance March 31, 1997      8,508,250         99             (18)           81
Net (loss) for the year          -          -                (18)          (18)
                            ---------    -------        --------      --------
Balance March 31, 1998      8,508,250         99             (36)           63
Shares issued for
 services at $.001
 per share during
 September, 1998                  750          1                             1
Gift shares issued
 during September, 1998 at
 $.001 per share               10,800         11                            11
Net (loss) for the year          -          -                (30)          (30)
                            ---------    -------        --------      --------
Balance March 31, 1999      8,519,800   $    111       $     (66)    $      45
Net loss for the period          -          -                 (9)           (9)
                            ---------    -------        --------      --------
Balance September, 1999     8,519,800   $    111       $     (75)    $      36
                            =========    =======        ========      ========



        Read the accompanying notes to the financial statements.

                         MAS Acquisition XI Corp.
                      (A Development Stage Company)
                        Statements of Cash Flows
          For the Three Months Ended September, 1999 and 1998


                                      Three Months     Three Months
                                         Ended            Ended
                                      September 30,    September 30,
                                          1999             1998
                                      ------------     -----------
Cash Flows From Operating Activities:
  Net (loss)                          $       (4)     $      (16)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
  Amortization                                 4               4
  Issuance of common stock for services                        1
  Gift shares issued                        -                 11
                                       ---------       ---------
Net cash provided by (used in)
  operations                                -               -
                                       ---------       ---------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                      -               -
                                       ---------       ---------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                      -               -
                                       ---------       ---------
Net increase (decrease) in cash and
  cash equivalents                          -               -
                                       ---------       ---------
Beginning cash and cash equivalents         -               -
                                       ---------       ---------
Ending cash and cash equivalents      $     -         $     -
                                       =========       =========

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes          $     -         $     -
                Interest              $     -         $     -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                               $     -         $     -


     Read the accompanying notes to the financial statements.

               MAS Acquisition XI Corp.
             (A Development Stage Company)
             Notes to Financial Statements
              As of September 30, 1999

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

               MAS Acquisition XI Corp.
           (A Development Stage Company)
           Notes to Financial Statements
               As of September 30, 1999
                   (Continued)

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

Results of Operations - Inception (October 7, 1996) through September 30,
1999.

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

  The Company has no cash as of September 30, 1999.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION XI CORP.



Date: November 1, 1999

                           By: /s/ Aaron Tsai
                               ----------------------------------
                               Aaron Tsai
			       President, Chief Executive Officer
			       Treasurer and Director