Form 10KSB
period 2000-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2000-07-13
CIK 1081376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Date of Report March 31, 2000

                         Bluepoint Linux Software Corp.
                         ------------------------------
               (Exact name of Registrant as specified in charter)

          Indiana                     0-25797                   35-2070348
          -------                     -------                   ----------
(State or other jurisdiction        (Commission             (I.R.S. Employee
       of incorporation)            File Number)             Identification No.)

         A301, East-2, SEG Science & Industry Park, Huaqiang Road North,
                       Shenzhen, Guangdong Province, China
                    (Address of principal executive offices)
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: 011867553763731

                SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class              Name of Each Stock Exchange on Which Registered
-------------------              -----------------------------------------------
     Common                                            None

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on at June 30, 2000, was approximately $12,654,000.

         The number of shares held by non-affiliates of Registrant's Common Stock outstanding on June 30, 2000, was 4,500,000.

         The Registrant's total revenues for the period ended March 31, 2000, were $62,613.

                                                           Total of Sequentially
                                                                 Numbered Pages:

                                                          Exhibit Index on Page:

                                TABLE OF CONTENTS


                                   PAGE:PART I

ITEM 1.      DESCRIPTION OF BUSINESS..........................................

ITEM 2.      DESCRIPTION OF PROPERTY..........................................

ITEM 3.      LEGAL PROCEEDINGS................................................

ITEM 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS....................................

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS.............................................

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION.............................................

ITEM 7.      FINANCIAL STATEMENTS............................................

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS.....................................................

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS;  COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT...............................

ITEM 10. EXECUTIVE COMPENSATION..............................................

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT...........................................

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS........................................................

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................

SIGNATURES...................................................................

INDEX TO EXHIBITS............................................................

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

         Bluepoint Linux Software Corp. (the "Company" or "Bluepoint"), was originally established as Shenzhen Sinx Software Co., Ltd. ("Sinx")in the People's Republic of China (the "PRC") on September 3, 1999, as a limited liability company. It commenced operations in October 1999 and is engaged in the licensing of its software, "Bluepoint Linux" to PRC original equipment manufacturers of personal computers and the sale of "Bluepoint Linux" software packages to software retailers in the PRC.

         The business of Bluepoint is focused on Linux operating system, embedded Linux platform and related service and support. The company developed the first true Chinese Linux operating system called Bluepoint. Bluepoint is very stable, easy to use and offers high performance. It supports multiple languages and is very suitable for Asian users. Although the history of the Bluepoint is very short, it has already gained market acceptance. Bluepoint has access to a large percentage of the Linux bundling market in China and is pre-installed in computers by several major computer makers in China, including Great Wall, TCL, and Xiahua Sanbao. The company is also providing customized development and training services for these computer makers.

         On January 7, 2000, Bluepoint entered into a Plan of Agreement and Reorganization (the "Agreement")with MAS Acquisition XI Corp. ("MAS"), an Indiana corporation, whereby Bluepoint became a wholly owned subsidiary of MAS.

         On February 17, 2000, a name change was effectuated with the State of Indiana from MAS Acquisition XI Corp. to Bluepoint Linux Software Corp., to reflect the fact that Sinx is best known for its Bluepoint Linux Operating System. Bluepoint Linux Software Corp.(the "Company" or, "Corporation"), presently has executive offices at: A301 East-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, People's Republic of China.

         In March, 2000, the Company signed marketing agreements with the following five companies:

                  1.) Beijing Federal  Software  Co.,  Ltd.,  addressed  at  9F,
                      -------------------------------------
                      Yifang Bldg, 13 Haidian Nan Rd, Beijing, China;
                  2.) Beijing Sailesi  Science & Trade Co., Ltd.,  addressed  at
                      ------------------------------------------
                      18/D, Zhichun Lane, Haidian District, Beijing, China;
                  3.) Beijing  Bainianshuren  Software  Technology  Co.,   Ltd.,
                      ----------------------------------------------------------
                      addressed at 2 Dani Bay,Huang Village, Haidian District, Beijing, China;
                  4.) Nanjing Sushifang Computer Science Co., Ltd., addressed at
                      --------------------------------------------
                      Room 201, 6217Luyuan, Chanan, Jianye District, Nanjing, China; and,
                  5.) Beijing Liren Science Development Co.,Ltd., addressed at
                      ------------------------------------------
                      1/D,Bayi Middleshool,
                  29 Suzhou Road, Haidian District, Beijing, China.

According to the terms of the agreements, these five companies will market Bluepoint Linux 1.0 CDs which will be supplied to them by the Company at 40%-50% discount to the retail price.

         In March 2000, the Company also signed an agreement with Shenzhen Debele Eletronic Development Co., Ltd. ("Debele"),addressed at m421,W-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, China, to jointly develop an Embedded Linux based Intelligent Housing System. The two parties intend to form a joint venture and Bluepoint will own 65% in the joint venture. Debele had already secured the first contract from Shenzhen Yihui Real Estate Development Corp. to use the Intelligent Housing System in 6,000 house/apartment units. The first subdivision that will install the Intelligent Housing System is Yihui Garden, a subdivision with 2,000 house/apartment units. The system will be priced at around $300US per unit.

Business of Issuer

         Bluepoint Linx operating system is similar to "Red Hat" Linux operating system, except that it is a Chinese version. The Linux operating system is a competitor to Microsoft Windows. Just as many of the personal computer manufacturers in the United States and elsewhere, pre- install Microsoft Windows, Chinese companies such as Great Wall, TCL, Xiahua, Downing pre- install Bluepoint Linux on some of their PC series. Right now, Linux is mostly used on servers since Microsoft Windows NT server charges a pay per use license fee. The Company believes that the Linux operating system is more efficient and stable when compared with Windows system. It has basic programs such as software similar to Microsoft "Word", "Spreadsheet", etc.

         The Company is continuing to develop upgrade the Bluepoint Linux Operating System and has recently completed the development of the Bluepoint version 2.0. It will continue to expand its market share in the Linux pre-installation (bundling) market. The company is also aggressively pursuing the Linux solution market. The company currently provides 17 Linux solutions. The solutions are usually sold in different combinations of several solutions at a time, at a price of $20,000 to $30,000. The company is also actively developing embedded linux systems. The company is currently developing Intelligent Housing System and embedded system for Set-top Box, WebTV and Thin-Client.

         The Company owns two web sites: http://www.bluepoint.com.cn/ and http://www.openunix.org/. Established in March, 1999, openunix.org is a destination site for Unix and Linux information. It is the most influential Linux site in China. The site provides services such as news, technical discussion forums, knowledge bases and software downloading. The site also provides advertising, publishing, survey and consulting services.

         The Company has been granted a ten years operation period which can be extended with approvals from relevant People's Republic of China authorities. In addition to its presence in the People's Republic of China, Bluepoint intends to expand its market in the near future.

         As of June 30, 2000, the Company has 32 full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The company currently leases office spaces located at: A301 East-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, China and at 2nd Floor, East Building, New Century Hotel Building, Shoudutiyuguan South Road, Haidian District, Beijing, China. These two leases will expire on August 24,2000 and February 28,2001 respectively.

ITEM 3.  LEGAL PROCEEDINGS ITEM

The Company is presently not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the 2000 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The following table sets forth the prices of the Common Stock on the OTC Bulletin Board for fourth quarter during fiscal year 2000. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions. Note that the Company was not publicly traded prior to the Fourth quarter.

       Quarter                          HIGH                    LOW
       -------                          ----                    ---
       Fourth                           $18.50                  $9

Shareholders

         There were approximately 159 record holders of Common Stock as of March 31, 2000, holding a total of 20,000,000 outstanding shares of Common Stock of which 4,073,750 was in the public float.

Dividends

         The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         On January 7, 2000, Bluepoint entered into a Plan of Agreement and Reorganization (the "Agreement") with MAS Acquisition XI Corp. ("MAS"), an Indiana corporation. Prior to the agreement, On January 5, 2000, MAS cancelled, 8,203,133 shares of its common stock. The agreement called for MAS to effectuate a 15 for 1 forward stock split. As consideration for the acquisition of Sinx, the Company issued 15,500,000 restricted shares of the Company's par value $0.001 common stock to the shareholders of Sinx, leaving a total of 20,000,000 shares of common stock issued and outstanding. As result of the Agreement between the Company and Bluepoint, Bluepoint became and operates as, a wholly owned subsidiary of MAS.

         Further, as a result of the Agreement, the Company has accepted the resignation of Aaron Tsai, the Company's sole Director and Officer, as of February 17, 2000, and appointed Yu Deng, as President and Chief Executive
Officer  and Yu Deng,  Zhe  Kang,  ShengMiao  Liao,  YiHuo  Ye and  Ling Li,  as
Directors.

         The Company formally changed its name to Bluepoint Linux Software Corp. on February 17, 2000 to reflect the fact that Sinx is best known for its Bluepoint Linux Operating System. Bluepoint Linux Software Corp.(the "Company" or, "Corporation"), presently has executive offices at: A301 East-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, People's Republic of China.

         The individuals who collectively owned 100% of Sinx's registered share capital prior to January 7, 2000 were Yu Deng, Zhe Kang, Yihuo Ye, Shengmiao Liao and Ling Li. Pursuant to the acquisition of Sinx, the Company underwent a change of control and these five individuals obtained a majority interest in the Company and were appointed as the Company's directors and/or officers.

Events That Took Place Subsequent to Fiscal Year Ending March 31, 2000

         In April, 2000, the Company entered into an agreement with Beijing Qunwei Science Co.,Ltd., Rm 4511, Friendship hotel, 3 Baishi Bridge Rd, Haidian District, Beijing, China. According to the terms of the agreement, Qunwei will purchase the following software products through the Company: Inoculate IT, NetworkIT pro, ARServer IT, ControlIT, and the Company will provide free online support and training to Qunwei.

         In April, 2000, the Company signed an agreement with Beijing Guoyan Information Science Co.,Ltd., 6F Huashi Buiding, No.16, 2nd Banking Street, West District, Beijing, China. Pursuant to the terms of the agreement, Guoyan will purchase Bluepoint Linux operating system from the Company and the Company will help Guoyan configure and optimize Guoyan's Linux servers to meet its need and provide consultant service and technical support to Guoyan.

         In April, 2000, the Company signed a contract with Shenzhen Shenrun Network System Co., Ltd., 20A-B-C Shenzhen Development Building, Shennan Road Eeast, Shenzhen, China. Pursuant to the contract, the company will provide an Internet access link such as "bookmark", "my favorites", "personal bar", pointing to Shenrun's web site in the browser provided in Bluepoint Linux. The price for the link is $73,000.

         In April, 2000, the Company signed a agreement with Beijing Agesun Commercial Co. Ltd., 5 Building, No. 4 Block, Anzhenxili, Chaoyang District,
Beijing, China. Pursuant to the agreement, both sides will cooperate in developing Linux training, and attempt to increase its popularity the PRC. In April, 2000, the Company contracted with China United Online Information Development Co., Ltd., 18th Floor, Huarun Building, No.8 Jianguomen North Street, Beijing, China. In accordance with the terms of the agreement, China United Online will purchase search engine system and free-email server system from Bluepoint, and Bluepoint will provide China United Online with technical support and technical training.

         In May, 2000, the Company signed a software licensing agreement with HancomLinux, Inc., 9F,Daehwa Bldg,#169,Samsung-dong, Kangnam-ku, Seoul, 135-090, Korea. According to the agreement, the Company will purchase 'Wonjie (Chinese Word Processor)product from Hancomlinux.Inc. and bundle it with Bluepoint Linux operating system product(s).

         In May, 2000, the Company signed MPEGTV licensing agreement with MPEGTV, LCC, 25 Baker Street, Suite #4, San Francisco, CA 94117, USA. According to the agreement, the Company will purchase the license of MTV-1.1.1.2 RPM package from MPEGTV, LCC.

         In May, 2000, the Company signed a strategic cooperation agreement with Downing Information Industry Corp. Ltd. (Beijing Shuguang Tian Yan Information Industry Corp. Ltd.). According to the agreement, Bluepoint Linux OS will be pre-installed in Downing server products.

         In June, 2000, the Company signed an agreement with Intel China Ltd., 4th Floor, Building 18, 485 Gui Ping Road, Caohejing, Shanghai, China. Pursuant to the agreement, both parties will cooperate in setting up Linux support center and POC program in China. Both parties have acknowledged and agreed that the objectives of the program is to accelerate the development and delivery of Intel Architecture based solution in China through establishing customer oriented Linux technical support center and POC centers within Bluepoint's organization and open to potential customers in China, such as systems integrators, EBSP, OEM, e-providers, consulting companies and end-users.

         Finally, in June, 2000, the Company renewed its agreement with Xiamen Xoceco Trigem Computer Co. Ltd., 5th Floor, C Building, XIAHUA Electronic Industry City, Xiamen Huoju Hi-tech park, Xiamen, China. The agreement calls for TRIGEM to pre-install Bluepoint Linux's operating system into its XiaHuaShangBao brand PC products.

Results of Operations

For the period from inception (September 3, 1999) to March 31, 2000:

         As a result of the aforementioned acquisition of Shenzhen Sinx Software Co., Ltd., the Company's Total Liabilities and Stockholders' Equity as of March 31, 2000 was $725,161 as set forth on page F-4 of the attached Financials. According to the "Consolidated Statement of Operations" set forth on Page F-5 of the attached financial statements, the Net Sales from the inception to March 31, 2000 was $62,613. During the same period, the Cost of Sales was $18,075; the Gross Margin was 71%; the Administrative Cost was $42,684 and the Net Operating Loss of the Company amounted to $8,296.

         An earnings per share was $0 calculated on the basis of the weighted average number of 20,000,000 shares in issue during the period.

Plan of Operations

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         During the year 2000, the Company plans to continue to develop and improve Bluepoint Linux Operating system and Linux solutions. The Company will continue to expend its market share in both Linux operating system market and Linux solution market. The Company plans to establish strategic relationship with at least one world leading Linux server provider and market its servers in Chinese market. The servers will be installed with Bluepoint Linux Operating System and selected Linux solutions provided by the Company. The Company will also provide technical support for the servers. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications.

Capital Resources and Liquidity

         The Company completed the reverse acquisition of Sinx on January 17, 2000. 100% of the registered share capital of Sinx was acquired by the Company, in exchange for 15,500,000 shares of the Company's $0.001 par value common stock. After issuing 15,500,000 shares of the common stock to Sinx, the Company has a total of 20,000,000 shares of common stock issued and outstanding.

         In March 2000, $600,100 was received from a potential investor. This amount is unsecured, interest free and has no fixed terms of repayment.

         The net increase in cash and cash equivalent as set forth on Page F-7 of the attached financials was $640,908.

         Additional capital needs will be met either through additional sales of the Company's stock or through generated revenues from the Company's operations. It is possible that the Company will be unable to sell such stock and that it may not receive such funds. The Company's current cash on hand is sufficient to meet the Company's capital needs for the next 12 months.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the audited financial statements attached hereto and numbered F-1 through F-10.

                         Bluepoint Linux Software Corp.

                  (Formerly known as MAS Acquisition XI Corp.)

                        Consolidated Financial Statements
                 For the period from inception to March 31, 2000

                         Bluepoint Linux Software Corp.

                  (Formerly known as MAS Acquisition XI Corp.)

                   Index To Consolidated Financial Statements

                                                                   Pages

Report of Independent Auditors                                       1

Consolidated Balance Sheet                                           2

Consolidated Statement of Operations                                 3

Consolidated Statement of Stockholders' Equity                       4

Consolidated Statement of Cash Flows                                 5

Notes to Consolidated Financial Statements                        6 to 10

                         Report of Independent Auditors

To the Board of Directors of
Bluepoint Linux Software Corp.
(Formerly known as MAS Acquisition XI Corp.)

We have audited the accompanying consolidated balance sheet of Bluepoint Linux Software Corp. as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from September 3, 1999 (date of inception) to March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluepoint Linux Software Corp. as of March 31, 2000 and the results of its consolidated operations and cash flows for the period from September 3, 1999 (date of inception) to March 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

By:/s/ BDO International
------------------------
       BDO International

Hong Kong,
May 8, 2000

                         Bluepoint Linux Software Corp.

                  (Formerly known as MAS Acquisition XI Corp.)

                           Consolidated Balance Sheet

(Expressed in US Dollars)

                                                 March 31,
                                                   2000
                                                 ---------
ASSETS

Current assets
  Cash and cash equivalents                      $ 640,908
  Accounts receivable                               24,338
  Other receivables, deposits and prepayments       16,640
  Amounts due from directors (Note 3)                4,420
  Inventories (Note 4)                               8,110
                                                 ---------
  Total current assets                             694,416

Office equipment, net (Note 5)                      30,745
                                                 ---------
Total assets                                     $ 725,161
                                                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                               $   3,937
  Other payables and accrued expenses (Note 6)     704,774
  Other taxes payable (Note 7)                         560
                                                 ---------
  Total current liabilities                        709,271
                                                 ---------
Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock, par value $0.001 per share;
  20,000,000 shares authorized;
  none issued or outstanding
Common stock, par value $0.001 per share;
  80,000,000 shares authorized;
  20,000,000 shares issued and outstanding          20,000
Additional paid-in capital                           4,186
Accumulated losses                                  (8,296)
                                                 ---------
                                                    15,890
                                                 ---------
Total liabilities and stockholders' equity       $ 725,161
                                                 =========





          See accompanying notes to consolidated financial statements.

                         Bluepoint Linux Software Corp.

                  (Formerly known as MAS Acquisition XI Corp.)

                      Consolidated Statement of Operations

(Expressed in US Dollars)

                                                 From
                                             inception to
                                               March 31,
                                                 2000
                                             ------------
Net sales                                    $     62,613

Cost of sales                                     (18,075)
                                             ------------
Gross profit                                       44,538

Selling expenses                                  (10,309)

General and administrative expenses               (42,684)
                                             ------------
Operating loss                                     (8,455)

Interest income                                       159
                                             ------------
Loss before income tax                             (8,296)

Provision for income tax (Note 9)                    --
                                             ------------
Net loss                                     $     (8,296)
                                             ============
Loss per share - basic and diluted           $       --
                                             ============
Weighted average common shares outstanding
  - basic and diluted                          20,000,000
                                             ============


          See accompanying notes to consolidated financial statements.

                         Bluepoint Linux Software Corp.

                  (Formerly known as MAS Acquisition XI Corp.)

                 Consolidated Statement of Stockholders' Equity

(Expressed in US Dollars)



                                          Common Stock            Additional                      Total
                                        Number                      Paid-in      Accumulated   Stockholders'
                                      of Shares      Amount         Capital        Losses         Equity
                                    -----------    -----------    -----------    -----------    -----------
Balance, September 3, 1999                 --      $      --      $      --      $      --      $      --

Contribution of capital (Note 10)          --             --           24,155           --           24,155

Issuance of shares for Sinx
  transaction                        15,500,000         15,500        (15,500)          --             --

Issuance of shares in connection
  with reverse merger                 4,750,005          4,750         (4,719)          --               31

Cancellation of shares                 (250,005)          (250)           250           --             --

Net loss                                   --             --             --           (8,296)        (8,296)
                                    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 2000              20,000,000    $    20,000    $     4,186    $    (8,296)   $    15,890
                                    ===========    ===========    ===========    ===========    ===========




          See accompanying notes to consolidated financial statements.

                         Bluepoint Linux Software Corp.

                  (Formerly known as MAS Acquisition XI Corp.)

                      Consolidated Statement of Cash Flows

                      Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                      From
                                                  inception to
                                                   March 31,
                                                      2000
                                                   ---------
Cash flows from operating activities
  Net loss                                         $  (8,296)
   Adjustments to reconcile net income
    to net cash provided by operating activities
  Depreciation of office equipment                       628
  Write-off of organizational costs                       31
  Changes in:
  Accounts receivable                                (24,338)
  Other receivables, deposits and prepayments        (16,640)
  Amount due from directors                           (4,420)
  Inventories                                         (8,110)
  Accounts payable                                     3,937
  Other payables and accrued expenses                104,674
  Other taxes payable                                    560
                                                   ---------
Net cash provided by operating activities             48,026
                                                   ---------

Cash flows from investing activities
  Acquisition of equipment                           (31,373)
                                                   ---------
Net cash used in investing activities                (31,373)
                                                   ---------
Cash flows from financing activities
  Cash received from a potential investor            600,100
  Contribution of capital in connection with
    reverse acquisition                               24,155
                                                   ---------
Net cash provided by financing activities            624,255
                                                   ---------
Net increase in cash and cash equivalents
  and at end of period                             $ 640,908
                                                   =========

          See accompanying notes to consolidated financial statements.

                         Bluepoint Linux Software Corp.

                  (Formerly known as MAS Acquisition XI Corp.)

                   Notes To Consolidated Financial Statements

(Expressed in US Dollars)


Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Shenzhen  Sinx  Software  Co.,  Ltd.  ("Sinx") was  established  in the People's
Republic of China (the "PRC") on September 3, 1999 as a limited liability company. It commenced operations in October 1999 and is engaged in the licensing of its software, "Bluepoint Linux" to PRC original equipment manufacturers of personal computers and the sale of "Bluepoint Linux" software packages to software retailers in the PRC. Sinx has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities.

On January 5, 2000, MAS Acquisition XI Corp. ("the Company") cancelled 8,203,133 shares of its common stock held by its major shareholder. On January 7, 2000, the Company effected a 15 for 1 forward split. On January 17, 2000, 100% of the registered share capital of Sinx was acquired by the Company, in exchange for 15,500,000 shares of the Company's $0.001 par value common stock. After issuing 15,500,000 shares of the common stock to Sinx, the Company has a total of 20,000,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Sinx with Sinx as the acquirer (reverse acquisition). The historical financial statements prior to January 17, 2000 are those of Sinx. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Sinx.

The Company was initially incorporated in the State of Indiana on October 7, 1996. On February 16, 2000, the Company changed its name to Bluepoint Linux Software Corp.

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned subsidiary, Sinx. All material intercompany transactions have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of the Company is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of Sinx is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

Foreign currency transactions during the year are translated into US$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year end exchange rates. When assets, liabilities and equity denominated in RMB are translated into US$, translation adjustments are included as a component of stockholders' equity.

Exchange rates between US$ and RMB were fairly stable during the period presented. The rate ruling as of March 31, 2000 is US$1: RMB8.28. Due to the stability of the exchange rates, there were no net adjustments in the stockholders' equity.

Revenue Recognition

Revenue from software sales is recognised when all shipment obligations have been met, fees are fixed and determinable, collection of sales proceeds is deemed probable, and persuasive evidence of an agreement exists.

Revenue  from  software   licensing  is  recognised  in  accordance  with  terms
stipulated in licensing agreements.

Inventories

Inventory is accounted for on the first in first out basis and is stated at the lower of cost or market. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                        Estimated
                                                       useful life
                                                       (in years)
                                                      --------------
Computer equipment                                          5
Office equipment                                            5

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Long-lived Assets

The Company periodically reviews their long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments approximate their fair values as of March 31, 2000 because of the relatively short-term maturity of these instruments.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

Net Loss Per Common Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

NOTE 3 - AMOUNTS DUE FROM DIRECTORS

The Company, from time to time, received from or made repayment to directors. The amounts due from directors do not bear interest and do not have clearly defined terms of repayments.

NOTE 4 - INVENTORIES

                                                              March 31,
                                                                2000
                                                          ------------------
Finished goods - software packages                             $ 8,110
                                                          ==================

NOTE 5 - OFFICE EQUIPMENT, NET

                                                              March 31,
                                                                2000
                                                          -----------------

Computer equipment                                             $ 24,933
Other equipment                                                   6,440
                                                          -----------------
                                                                 31,373
Less: Accumulated depreciation                                      628
                                                          -----------------
                                                               $ 30,745
                                                          =================


NOTE 6 - OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses include cash of $600,100 received from a potential investor. This amount is unsecured, interest free and has no fixed terms of repayment.

NOTE 7 - OTHER TAXES PAYABLE

Other taxes payable comprise mainly Valued-Added Tax ("VAT") and Business Tax ("BT"). VAT is charged at a rate of 4% on the selling price of the Company's products. BT is charged at a rate of 5% on the revenue from software licensing.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the period ended March 31, 2000, the Company incurred lease expenses amounting to $4,500. As of March 31, 2000, the Company had commitments under a non-cancellable operating lease expiring within one year amounting to $12,657.

Capital Commitment

As of March 31, 2000, the Company had capital commitment on investment amounting to $104,271.

NOTE 9 - INCOME TAX

Pursuant to an approval document dated March 21, 2000 issued by the Shenzhen Tax Bureau, Sinx, being a "computer software developer", is eligible to full exemption from PRC Corporate Income Tax for one year starting from the first profit making year followed by a 50% reduction in the tax payable in the following two years. Tax losses for a year of assessment can be carried forward to offset the next year's assessable profits up to 5 years.

Accordingly, no provision for income tax has been made for the period.

No provision for deferred taxation has been made as there is no material temporary difference at the balance sheet date.

NOTE 10 - CONTRIBUTION OF CAPITAL

On January 17, 2000, 100% of the registered share capital of Sinx amounting to $24,155 was contributed into the Company as a result of reverse acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. MAS Acquisition XI Corp. 's independent accountant during 1999 and up to June 20, 2000 was Tubbs & Bartnick, P.A., 2300 Glades Rd., Ste. 415, Boca Raton, Florida 33413. Subsequent to that time, the Company has selected a new independent accountant, On that date, the Company changed accountants from Tubbs & Bartnick, P.A to BDO International, 111 Connaught Road Central, 29th Floor, Wing On Centre, Hong Kong; (852)254-5041. The details of that selection change are described in the Company's Form 8-K filed on June 23, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                  Age           Position(s) and Office(s)
----                  ---           -------------------------
Yu Deng               26            President, Chairman of the Board & Director
Zhe Kang              29            Treasurer, Vice President, Director
Yihuo Ye              28            Director
Shengmiao Liao        29            Secretary, Vice President,& Director
Ling Li               26            Director

Yu Deng, President

July, 1999--Present; Founder, Bluepoint Linux Software Corp.

Feb.1999-July, 1999 - WEB project director, Shenzhen Shengrun Network System Ltd., Guangdong Province. In charge of organizing and developing the stock trading site, www.stock2000.com.cn . In two weeks from the time the project is completed, the site"s national ranking raised from number 15 to number 3.

July, 1997-Feb.1999 - System Engineer, Technical Director, ShenZhen Longmai Information Ltd., Guangdong Province.
1. Pre/Post-sales technical support;
2. System integration project designing and development;
3. In charge of technical support department daily operation.
Apr. 1996-May 1997 - Research and Development Engineer, Assistant Director of Technology Department, Hangzhou Xun Ye Goldennet Ldt., Zhejiang Province.
1. Design and develop web project;
   Coordinate and monitor information publishing.
   Large Project Development  Experience:
   Shenzhen City Animal and Plant Health Inspection Bureau Internet Information System;
2. Shenzhen City Technology Monitoring Bureau Internet Information System; Shenzhen Qunan Securities Stock Research site;
   Guangdong Dayawang Nuclear Power Plant System Integration Project;
   Guangdong Meizhou Data Bureau, Shaoguan Data Bureau Internet Project; Security Exchange 2000, a large web site project.Honor & Recognition:
   In 1999, received Sun Microsystems Inc. system engineer certification

Zhe Kang, Vice President

July, 1999--Present; Bluepoint Linux Software Corp.

March,1999--July,1999 - Director of Corporate Development, Shenzhen Shengrun Network System Ltd., Guangdong Province.
July,1994--Mar., 1999 - Reporter, Executive Editor, Shenzhen Special Zone Daily. July,1993--July, 1994 - Reporter, Economic Daily

Yihuo Ye, Director

July, 1999__Present; Bluepoint Linux Software Corp.

May, 1999_July, 1999 - Chief Technical Advisor, ZhongXun Golden Net. In charge of ISP business platform designing and development. April, 1996__May,1999 - Executive Vice President, Chief Technical Advisor, Engineer, Hangzhou Xun Ye Goldennet Ldt. In charge of Internet application, platform, commercial project development and system integration.
Dec.1995_April,1996 - Engineer, Micro Electronic Equipment Corp., Singapore(A US company.)In charge of technical management in the silicon chip manufacturing process. July,1992_April, 1994 - Manager, Wengzhou Energy Equipment Factory.
In charge of the entire operation of the factory.
Large Project Development Experience:
Xunye Golden Net nationwide email system;
China Telecom ISP project;
China Online technical platform design and development; Hangzhou Power Bureau MIS system.
Post_bachelor degree received - July, 1996, Master of Science, Singapore National University.

Shengmiao Liao, Vice President, Chief Technical Officer

May,1999 -- Present; Bluepoint Linux Software Corp.

Jan. 1999--May,1999 - Ertian Information Technology, Ltd. Shenzhen, Guangdong Province. In charge of Network Integration.
May, 1998--Dec.1998 8- Shenzhen Yuanwang Software Corp.
In charge of POS sy8stem development.
Apr.1997--Apr. 1998 - Software Engineer, Shenzhen Tianhong Market.
In charge of POS system development.
Mar. 1997--Apr. 1997 - System engineer, Shenzhen Wangyong Information Network. In charge of system maintenance.
Nov.1993--Feb.1997 System Engineer, Shenzhen Yuanwangcheng Multimedia Corp. In charge of network system integration; researching UNIX/Network application technology; SUN Solaris/SCO UNIX/Sybase technical support; SCO UNIX based application development; MIS/POS system analysis and development. May,1993--July,1993 - System engineer, Guangzhou Yuantong Science and Technology Engineering Corp. In charge of ATM software development.
July, 1992--Jan. 1993 - System engineer, Fujiang Kefa Corp.
In charge of PBX software development.

Ling Li,  Senior Technical  Director

May,1999--Present; Founder, Bluepoint Linux Software Corp.

July, 1998--May,1999 - Independent consultant.
Apr.1997--July,  1998 - Manager,  System  Integration  Division,  Haikou  Modern
Office  Equipment  Corp.  In  charge  of  designing  and   implementing   system
integration projects; Set up and maintain company Intranet.
Dec. 1996--Apr.1997 - Associate Director, Computer system development division, Haikou Brokerage Office, Southern Securities.
Maintain stock trading network; Develop trading system.
Sep.1996--Dec.1996 - System Engineer, Hainan Guoxing Technology Corp.
Internet site development;
Direct technical support group.
July,1995--Oct.1996 - Computer Science Instructor, Huanan Tropical Agriculture College.Large Project Development Experience:8
Southern Securities (Haikou) Stock Trading System; Hainan Province Public Security Bureau Intranet; Hainan Province Commerce Department Network System; Hainan Province Social Security Bureau Information System.

Compliance With Section 16(a)of the Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 2000,was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a)of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last fiscal year.

SUMMARY COMPENSATION TABLE

                                            SUMMARY COMPENSATION TABLE

                                         Annual Compensation  Awards       Long Term     Compensation

Name and Principal Position   Year    Salary($)   Bonus($)    Other        Restricted    Options/    LTI      Other
                                                              Annual       Stock         SARs (#)    Payout
                                                               Comp.       Awards
-----------------------------------------------------------------------------------------------------------------------
Yu Deng,                      1999    2195        -0-         -0-          -0-           -0-         -0-      -0-
President

Yu Deng received nominal amount of compensation from the inception (September, 1999) to February, 2000 and start to receive moderate salary on March, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information concerning the stock ownership as of June 30, 2000, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 20,000,000 shares of Common Stock issued on June 30, 2000.


Name and Address of                  Title of Class and Amount
Beneficial Owner and Management          of Beneficial Ownership           Percentage of Class
---------------- --------------          -----------------------           -------------------
Yu Deng                                  4,200,000 shares                  21.00%
6-704,#2 HuaFa Bei Road,
Shenzhen, China

Shengmiao Liao                           3,750,000 shares                  18.75%
602, B Building, HuiYaYuan,
Shenzhen, China

Zhe Kang                                 3,150,000 shares                  15.75%
Dormitory of Shenzhen
Special Zone Daily,
Shenzhen, China

Ling Li 2,700,000 shares                 2,700,000 shares                  13.50%
602, B Building, HuiYaYuan,
Shenzhen, China

YiHuo Ye                                 1,200,000 shares                   6.00%
Floor 18, HuaRun Building,
No.8 JianGuoMen North St,
Beijing, China

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

2.  Plan of Agreement and Reorganization, January 7, 2000

3.  Amended Articles of Incorporation

27. Financial Data Schedule

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of July, 2000.

Bluepoint Linux Software Corp.


By:/s/ Yu Deng
------------------------------------
       Yu Deng, President & Director

BY:/s/ Zhe Kang
-----------------------------------------------------
       Zhe Kang, Treasurer, Vice-President & Director

By:/s/ Yihuo Ye
-------------------------
       Yihuo Ye, Director

By:/s/ Shengmiao Liao
----------------------------------------------------------
       Shengmiao Liao, Secretary, Vice-President& Director

By:/s/ Ling Li
------------------------
       Ling Li, Director