Form 10KSB/A
period 2000-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2000-07-14
CIK 1081376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                 CURRENT REPORT

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
     Common                                            None

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 40 5of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on at June 30, 2000, was approximately $12,654,000.

         The number of shares held by non-affiliates of Registrant's Common Stock outstanding on June 30, 2000, was 4,500,000.

         The Registrant's total revenues for the period ended March 31, 2000, were $62,613.

                                              Total of Sequentially
                                              Numbered pages
                                              Exhibit Index on Page: 7

                                TABLE OF CONTENTS


                                   PAGE:PART I

ITEM 1.      DESCRIPTION OF BUSINESS..........................................1

ITEM 2.      DESCRIPTION OF PROPERTY..........................................1

ITEM 3.      LEGAL PROCEEDINGS................................................2

ITEM 4.      SUBMISSION OF MATTERS
             TO A VOTE OF SECURITY HOLDERS....................................2

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS.............................................2

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION.............................................3

ITEM 7.      FINANCIAL STATEMENTS.............................................4

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS......................................................5

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS;  COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT................................5

ITEM 10. EXECUTIVE COMPENSATION...............................................7

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT............................................7

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS.........................................................7

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................7

SIGNATURES....................................................................8

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

Business of Issuer


         Bluepoint Linx operating system is similar to "Red Hat" Linux operating system, except that it is a Chinese version. The Linux operating system is a competitor to Microsoft Windows. Just as many of the personal computer manufacturers in the United States and elsewhere, pre-install" Microsoft Windows, Chinese companies such as Great Wall, TCL, Xiahua, Downing pre- install Bluepoint Linux on some of their PC series. Right now, Linux is mostly used on servers since Microsoft Windows NT server charges per use license fee. The Company believes that the Linux operating system is more efficient and stable when compared with Windows system. It has basic programs such as software similar to Microsoft "Word", "Spreadsheet", etc.

         The Company is continuing to develop upgrades of the Bluepoint Linux Operating System and has recently completed the development of the Bluepoint version 2.0. It will continue to expand its market share in the Linux pre-installation (bundling) market. The company is also aggressively pursuing the Linux solution market. The company currently provides 17 Linux solutions. The solutions are usually sold in different combinations of several solutions at a time, at a price of $20,000 to $30,000. The company is also actively developing embedded linux systems. The company is currently developing Intelligent Housing System and embedded system for Set-top Box, WebTV and Thin-Client.


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


       Quarter                          HIGH                    LOW
       -------                          ----                    ---
       Fourth                           $18.50                 $9.00


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         On January 7, 2000, Bluepoint entered into a Plan of Agreement and Reorganization (the "Agreement") with MAS Acquisition XI Corp. ("MAS"), an Indiana corporation. Prior to the agreement, On January 5, 2000, MAS cancelled 8,203,133 shares of its common stock. The agreement called for MAS to effectuate a 15 for 1 forward stock split. As consideration for the acquisition of Sinx, the Company issued 15,500,000 restricted shares of the Company's par value $0.001 common stock to the shareholders of Sinx, leaving a total of 20,000,000 shares of common stock issued and outstanding. As result of the Agreement between the Company and Bluepoint, Bluepoint became and operates as, a wholly owned subsidiary of MAS.


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


         In April, 2000, the Company signed a contract with Shenzhen Shenrun Network System Co., Ltd., 20A-B-C Shenzhen Development Building, Shennan Road East, Shenzhen, China. Pursuant to the contract, the company will provide an Internet access link such as "bookmark", "my favorites", "personal bar", pointing to Shenrun's web site in the browser provided in Bluepoint Linux. The price for the link is $73,000.

         In April, 2000, the Company signed a agreement with Beijing Agesun Commercial Co. Ltd., 5 Building, No. 4 Block, Anzhenxili, Chaoyang District,
Beijing, China. Pursuant to the agreement, both sides will cooperate in developing Linux training, and attempt to increase its popularity in the PRC. In April, 2000, the Company contracted with China United Online Information Development Co., Ltd., 18th Floor, Huarun Building, No.8 Jianguomen North Street, Beijing, China. In accordance with the terms of the agreement, China United Online will purchase search engine system and free-email server system from Bluepoint, and Bluepoint will provide China United Online with technical support and technical training.

         In May, 2000, the Company signed a software licensing agreement with HancomLinux, Inc., 9F,Daehwa Bldg, #169, Samsung-dong, Kangnam-ku, Seoul, 135-090, Korea. According to the agreement, the Company will purchase 'Wonjie (Chinese Word Processor) product from Hancomlinux.Inc. and bundle it with Bluepoint Linux operating system product(s).


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


         Additional capital needs will be met either through additional sales of the Company's stock or through revenues generated from the Company's operations. It is possible that the Company will be unable to sell such stock and that it may not receive such funds. The Company's current cash on hand is sufficient to meet the Company's capital needs for the next 12 months.


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

                        Consolidated Financial Statements
                 For the period from inception to March 31, 2000

                         Bluepoint Linux Software Corp.

                  (Formerly known as MAS Acquisition XI Corp.)

                   Index To Consolidated Financial Statements

                                                                    Pages
                                                                    -----

Report of Independent Auditors                                       F-1

Consolidated Balance Sheet                                           F-2

Consolidated Statement of Operations                                 F-3

Consolidated Statement of Stockholders' Equity                       F-4

Consolidated Statement of Cash Flows                                 F-5

Notes to Consolidated Financial Statements                        F-6 to F-10

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


July, 1997-Feb.1999 - System Engineer, Technical Director, ShenZhen Longmai Information Ltd., Guangdong Province.
1. Pre/Post-sales technical support;
2. System integration project designing and development;
3. In charge of technical support department daily operation.
   Apr. 1996-May 1997 - Research and Development Engineer, Assistant Director of Technology Department, Hangzhou Xun Ye Goldennet Ltd., Zhejiang Province.
1. Design and develop web project;
   Coordinate and monitor information publishing.
   Large Project Development  Experience:
   Shenzhen City Animal and Plant Health Inspection Bureau Internet Information System;
2. Shenzhen City Technology Monitoring Bureau Internet Information System; Shenzhen Qunan Securities Stock Research site;
   Guangdong Dayawang Nuclear Power Plant System Integration Project;
   Guangdong Meizhou Data Bureau, Shaoguan Data Bureau Internet Project; Security Exchange 2000, a large web site project.
   Honor & Recognition:
   In 1999, received Sun Microsystems Inc. system engineer certification



Zhe Kang, Vice President
July, 1999--Present; Bluepoint Linux Software Corp.
March, 1999--July, 1999 - Director of Corporate Development, Shenzhen Shengrun Network System Ltd., Guangdong Province.
July,  1994--Mar.,  1999 - Reporter,  Executive  Editor,  Shenzhen  Special Zone
Daily.
July, 1993--July, 1994 - Reporter, Economic Daily

Yihuo Ye, Director


July, 1999-Present; Bluepoint Linux Software Corp.
May, 1999-July, 1999 - Chief Technical Advisor, ZhongXun Golden Net. In charge of ISP business platform designing and development. April, 1996__May,1999 - Executive Vice President, Chief Technical Advisor, Engineer, Hangzhou Xun Ye Goldennet Ldt. In charge of Internet application, platform, commercial project development and system integration.
Dec.1995-April,1996 - Engineer, Micro Electronic Equipment Corp., Singapore(A US company.)
In charge of technical management in the silicon chip manufacturing process. July, 1992-April, 1994 - Manager, Wengzhou Energy Equipment Factory.
In charge of the entire operation of the factory.
Large Project Development Experience:
Xunye Golden Net nationwide email system;
China Telecom ISP project;
China Online technical platform design and development; Hangzhou Power Bureau MIS system.
Post-bachelor degree received - July, 1996, Master of Science, Singapore National University.
Shengmiao Liao, Vice President, Chief Technical Officer
May, 1999 -- Present; Bluepoint Linux Software Corp.
Jan. 1999--May,1999 - Ertian Information Technology, Ltd. Shenzhen, Guangdong Province. In charge of Network Integration.
May, 1998--Dec.1998 8- Shenzhen Yuanwang Software Corp.
In charge of POS sy8stem development.
Apr.1997--Apr. 1998 - Software Engineer, Shenzhen Tianhong Market.
In charge of POS system development.
Mar. 1997--Apr. 1997 - System engineer, Shenzhen Wangyong Information Network. In charge of system maintenance.
Nov.1993--Feb.1997 System Engineer, Shenzhen Yuanwangcheng Multimedia Corp. In charge of network system integration; researching UNIX/Network application technology; SUN Solaris/SCO UNIX/Sybase technical support; SCO UNIX based application development; MIS/POS system analysis and development.
May,   1993--July,1993  -  System  engineer,   Guangzhou  Yuantong  Science  and
Technology
Engineering Corp. In charge of ATM software development.
July, 1992--Jan. 1993 - System engineer, Fujiang Kefa Corp.
In charge of PBX software development.
Ling Li,  Senior Technical  Director
May, 1999--Present; Founder, Bluepoint Linux Software Corp.
July, 1998--May,1999 - Independent consultant.
Apr.1997--July,  1998 - Manager,  System  Integration  Division,  Haikou  Modern
Office  Equipment  Corp.  In  charge  of  designing  and   implementing   system
integration projects; Set up and maintain company Intranet.
Dec. 1996--Apr.1997 - Associate Director, Computer system development division, Haikou Brokerage Office, Southern Securities.
Maintain stock trading network; Develop trading system.
Sep.1996--Dec.1996 - System Engineer, Hainan Guoxing Technology Corp.
Internet site development;
Direct technical support group.
July, 1995--Oct.1996 - Computer Science Instructor, Huanan Tropical Agriculture College.Large Project Development Experience:8
Southern Securities (Haikou) Stock Trading System; Hainan Province Public Security Bureau Intranet; Hainan Province Commerce Department Network System; Hainan Province Social Security Bureau Information System.


Compliance With Section 16(a)of the Exchange Act


         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended March 31, 2000, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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
President


Yu Deng received nominal amount of compensation from the inception (September, 1999) to February, 2000 and started to receive a moderate salary in March, 2000.


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