Form 10QSB
period 2000-06-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2000-08-14
CIK 1081376

FORM 10Q-SB
                   General Form for Registration of Securities
                            of Small Business Issuers

                          Under Section 12(b) or (g) of
                       the Securities Exchange Act of 1934

                      Bluepoint Linux Software Corporation
              (Exact name of Registrant as specified in its charter

         Indiana                   0-25797           35-2070348
(State or other jurisdiction     (Commission       (I.R.S. Employee
      of incorporation)          File Number)     Identification No.)

         1406 Building A, Electronics, Science and Technology Building,
                        Shenzhen, Zhonghi Province, China
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: 011867553783102

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                       Outstanding  as  of  June  30,  2000
        $0.001  Par  Value                           20,000,000
      Class  A  Common  Stock
Shares

                                TABLE OF CONTENTS

PART  1

ITEM  1.  FINANCIAL  STATEMENTS                                                3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION     8

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                         8

ITEM  4.  RESULTS  OF  OPERATIONS                                              9

                                     PART II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                               10

        SIGNATURES                                                            11

        INDEX  TO  EXHIBITS                                                   11





                         PART  1.  FINANCIAL INFORMATION
Item  1.  Financial  Statements.

     The  accompanying  unaudited  financial  statements, set forth herein under
Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                         Bluepoint Linux Software Corp.
                   Unaudited Consolidated Financial Statements
                 For  the  three  months  ended  June  30,  2000

                         Bluepoint Linux Software Corp.
              Index To Unaudited Consolidated Financial Statements


     Pages

Consolidated  Balance  Sheet                       F-1

Consolidated  Statement  of  Operations            F-2

Consolidated  Statement  of  Cash  Flows           F-3

Notes  to  Consolidated  Financial  Statements     F-4



                                  Bluepoint Linux Software Corp.
                                    Consolidated Balance Sheet
                                    (Expressed in US Dollars)


                                                                          June 30,     March 31,
                                                                            2000         2000
ASSETS                                                                  (Unaudited)    (Audited)
Current assets
  Cash and cash equivalents                                             $   510,402   $  640,908
  Accounts receivable                                                        48,320       24,338
  Other receivables, deposits and prepayments                                22,778       16,640
  Amounts due from directors                                                 32,769        4,420
  Inventories                                                                   558        8,110

  Total current assets                                                      614,827      694,416

Office equipment, net                                                        38,278       30,745

Total assets                                                            $   653,105   $  725,161

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
  Accounts payable                                                      $       362   $    3,937
  Other payables and accrued expenses                                       717,980      704,774
  Other taxes payable                                                         1,832          560

  Total current liabilities                                                 720,174      709,271

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.001 per share;  20,000,000
shares authorized; none issued or outstanding
Common stock, par value $0.001 per share;  80,000,000
shares authorized;  20,000,000 shares issued and outstanding                 20,000       20,000
Additional paid-in capital                                                    4,186        4,186
Accumulated losses                                                          (91,255)      (8,296)
                                                                            (67,069)      15,890

Total liabilities and stockholders' equity                              $   653,105   $  725,161

See accompanying notes to unaudited consolidated financial statements.
                              F-1



                         Bluepoint Linux Software Corp.
                      Consolidated Statement of Operations
                            (Expressed in US Dollars)



                                                                      Three
                                                                  Months Ended
                                                                  June 30, 2000
Net sales                                                        $  133,852

Cost of sales                                                        (9,403)

Gross profit                                                        124,449

Selling expenses                                                   (128,192)

General and administrative expenses                                 (81,140)

Operating loss                                                      (84,883)

Interest income                                                      1,924

Loss before income tax                                               82,959)

Provision for income tax                                               -

Net loss                                                         $  (82,959)

Loss per share  basic and diluted                                $     -

Weighted average common shares outstanding  - basic and diluted      20,000,000


     See accompanying notes to unaudited consolidated financial statements.
                                      F-2



                                Bluepoint Linux Software Corp.
                             Consolidated Statement of Cash Flows
                             Decrease in Cash and Cash Equivalents
                                   (Expressed in US Dollars)


                                                                                    Three
                                                                                Months Ended
                                                                                June 30, 2000
Cash flows from operating activities
  Net loss                                                                     $  (82,959)
Adjustments to reconcile net loss    to net cash used in operating activities
  Depreciation of office equipment                                                  1,683
  Changes in:
  Accounts receivable                                                             (23,982)
  Other receivables, deposits and prepayments                                      (6,138)
  Amount due from directors                                                       (28,349)
  Inventories                                                                       7,552
  Accounts payable                                                                 (3,575)
  Other payables and accrued expenses                                              13,206
  Other taxes payable                                                               1,272

Net cash used in operating activities                                            (121,290)

Cash flows from investing activities
  Acquisition of equipment                                                         (9,216)

Net cash used in investing activities                                              (9,216)

Net decrease in cash and cash equivalents                                        (130,506)

Cash and cash equivalents at beginning of period                                  640,908

Cash and cash equivalents at end of period                                     $  510,402

     See accompanying notes to unaudited consolidated financial statements.
                                  F-3






                                      -  -
                         BLUEPOINT LINUX SOFTWARE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed  in  US  Dollars)

NOTE  1  -  Basis  of  Presentation

     The accompanying financial statements as of June 30, 2000 and for the three months ended June 30, 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company audited annual financial statements for the period ended March 31, 2000.

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

     In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for the three months ended June 30, 2000, have been made. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE  2  COMMITMENTS  AND  CONTINGENCIES

Operating  lease  commitment

     As of June 30, 2000, the Company had commitments under non-cancellable operating lease expiring within one year amounting to $8,534.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Conditions.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

     The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

     As discussed in the Company annual report filed on Form 10-KSB on July 13, 2000, on January 7, 2000,
Bluepoint (formerly known as Sinx) entered into a Plan of Agreement and Reorganization (the "Agreement") with MAS Acquisition XI Corp. ("MAS"), an Indiana corporation. Prior to the agreement, on January 5, 2000, MAS cancelled 8,203,133 shares of its common stock. The agreement called for MAS to effectuate a 15 for 1 forward stock split. As consideration for the acquisition of Sinx, the Company issued 15,500,000 restricted shares of the Company par value $0.001 common stock to the original owners of Sinx, leaving a total of 20,000,000 shares of common stock issued and outstanding. As result of the Agreement between the Company and Bluepoint, Bluepoint became and operates as, a wholly owned subsidiary of MAS. The Company formally changed its name to Bluepoint Linux Software Corp. on February 17, 2000 to reflect the fact that Sinx is best known for its Bluepoint Linux Operating System. Bluepoint is a leading provider of Chinese Linux operating system, embedded system and Linux solutions in China.

Item  3.  Events  Subsequent  to  the  Second  Quarter

None.

Item  4.  Results  of  Operations

     For the three month period ended June 30, 2000 net sales were (Unaudited) = $133,852. Net sales were derived principally from Bluepoint Linux software packages sales, licensing Bluepoint Linux to PRC original equipment manufacturer of personal computers and provision of relative services and web advertisement in Bluepoint Linux distributions.

Cost consisted primarily of salary for program engineers, cost of promotion, rental expenses for office, production cost of software packages, depreciation and other miscellaneous expenses. The increase of costs in comparison with the period ended three months was primarily attributable to expenditures to support the increase in net sales and the technical development, including an increase in staff headcount from 11 as of March 1, 2000, to 24 as of June 30, 2000.
In order to recruit experienced computer engineers, the company has to increase the staff salary to a competitive market level.

Liquidity  and  Capital  Resource.

     During the first quarter ended June 30, 2000, the net decrease in cash and cash equivalent was $130,506. In order to cope with business growth, the net cash used in operating activities was $121,290.In order for the Company to meet its continuing cash requirements and to successfully implement its growthstrategy, the Company will need to rely on increased future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Business  Risks.

     Due to the infant stage of its operations, the Company is facing two risks, namely, market risk and technical risk. If the Company cannot get sufficient funding, the Company cannot quickly capture large market share in Linux operating system market and embedded Linux market in China and in the world market.

Competition.

     The company has a leading position in the Chinese Linux Operating System market and embedded Linux market. However, the company is facing competition from both Chinese companies and other companies outside of the Peoples' Republic of China.

Management  of  Growth.

     If the Company is successful in implementing its growth strategy, the Company believes it can undergo a period of rapid growth. Besides its Linux operating system and Linux solution business, the Company is making significant progress in its embedded Linux business. The Company is developing an embedded Linux intelligent housing system for a real estate company. The Company also signed a Letter of Intent to develop embedded system for set-top box for Bridge Group in China.

Year  2000  Issue.

     The Company experienced no material failures as a result of the Year 2000 Issue and our financial condition and results of operations at and for the period ended June 30, 2000 were not materially effected by the Year 2000 Issue.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

     None.

Item  3.  Defaults  Upon  Senior  Securities

     None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

     None.

Item  5.  Other  Information

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits:
          Exhibit  Number  and  Brief  Description
          Exhibit  27  Financial  Data  Schedule.  (Filed  herewith.)

     (b)     Reports  on  Form  8-K

1. On April 18, 2000, the Company filed a current report on Form 8-K/A to provide the required financial statements in connection with the acquisition of BluePoint Linux Software Corp. (Formally known as, Shenzhen Sinx Software Co., Ltd.), which had been reported on a current report on Form 8-K, filed February 18, 2000

2. On June 20 , 2000, the Company filed a current report on Form 8-K to report that it had changed its independent accountants from Tubbs & Bartnick, P.A. to BDO International.

3. July 18, 2000, the Company filed a current report on Form 8-K/A to amend the current report on Form 8-K filed on June 20, 2000.

                                   SIGNATURES
     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Bluepoint  Linux  Software  Corp.

     By:/s/Yu  Deng

     By:/S_________________________________________
     Yu  Deng,  President,  Chairman  of  the  Board  &  Director

     Date:     August  14,  2000