Form 10-Q
period 2000-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2000-11-13
CIK 1081376

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10Q-SB
                   General Form for Registration of Securities
                            of Small Business Issuers

                          Under Section 12(b) or (g) of
                       the Securities Exchange Act of 1934

                         Bluepoint Linux Software Corp.
                         ------------------------------
               (Exact name of Registrant as specified in charter)
          Indiana                  0-25797                      35-2070348
(State or other jurisdiction     (Commission                (I.R.S.  Employee
      of incorporation)          File Number)               Identification No.)

         1406 Building A, Electronics, Science and Technology Building,
                             2070 Shennan Zhong Road
                        Shenzhen, Zhonghi Province, China
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: 011867553783102

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                    Outstanding  as  of  September  30, 2000

     $0.001  Par  Value  Class  A  Common  Stock       20,000,000     Shares

                                TABLE OF CONTENTS

PART  1                                                                     PAGE

ITEM  1.  Financial  Statements                                              3

ITEM  2.  Management's  Discussion  And  Analysis  Or  Plan  Of  Operation   9

ITEM  3.  Events  Subsequent  To  The  Second  Quarter                       11

ITEM  4.  Results  Of  Operations                                            11

                                     PART II

ITEM  6.  Exhibits  And  Reports  On  Form  8-K                              11

        Signatures                                                           12

        Index  To  Exhibits

                         PART  1.  FINANCIAL INFORMATION

Item  1.  Financial  Statements.

     The  accompanying  unaudited  financial  statements, set forth herein under
Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                         Bluepoint Linux Software Corp.

                   Unaudited Consolidated Financial Statements
                  For the three months ended September 30, 2000

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

              Consolidated Balance Sheet                                    F-1

              Consolidated Statement of Operations                          F-2

              Consolidated Statement of Cash Flows                          F-3

              Notes to Consolidated Financial Statements                    F-4



                                Bluepoint Linux Software Corp.

                                  Consolidated Balance Sheet


(Expressed in US Dollars)
                                                                 September 30,       March 31,
                                                                     2000              2000
Assets                                                           (Unaudited)         (Audited)
                                                             ---------------       -----------

Current Assets
  Cash and cash equivalents                                  $      348,106        $  640,908
  Accounts receivable                                                55,839            24,338
  Other receivables, deposits and prepayments                        42,169            16,640
  Amounts due from directors                                         31,978             4,420
  Inventories                                                           757             8,110

  Total current assets                                              478,849           694,416

Office Equipment, Net                                                64,530            30,745

Total Assets                                                 $      543,379        $  725,161

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Accounts payable                                           $        3,406        $    3,937
  Other payables and accrued expenses                               739,399           704,774
  Other taxes payable                                                 4,261               560

  Total current liabilities                                         747,066           709,271


Commitments And Contingencies

Stockholders' Equity
Preferred stock, par value $0.001 per share;
  20,000,000 shares authorized; none issued or outstanding
Common stock, par value $0.001 per share;
  80,000,000 shares authorized;
  20,000,000 shares issued and outstanding                           20,000            20,000
Additional paid-in capital                                            4,186             4,186
Accumulated losses                                                 (227,873)           (8,296)

                                                                   (203,687)           15,890

Total Liabilities And Stockholders' Equity                   $      543,379        $  725,161

  See  accompanying  notes  to  unaudited  consolidated  financial  statements.



                                          Bluepoint Linux Software Corp.

                                       Consolidated Statement Of Operations


(Expressed in US Dollars)
                                Three               From               SIX              From
                             Months Ended       September 3,       Months Ended      September 3,
                             September 30,      1999 (Date of      September 30,     1999 (date of
                                 2000           Inception) to          2000          Inception) to
                                                September 30,                        September 30,
                                                    1999                                 1999
                             (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)
                            -------------     ---------------      -------------    ---------------
Net sales
                            $ 158,766         $      -              $ 292,618       $      -

Cost Of Sales                 (65,333)               -                (74,736)             -

Gross Profit                   93,433                -                217,882              -

Selling Expenses              (90,712)               -               (218,904)             -

General And
  Administrative Expenses    (142,633)             (3,307)           (223,773)           (3,307)

Operating Loss               (139,912)             (3,307)           (224,795)           (3,307)

Interest Income                 3,294                -                  5,218              -

Loss Before Income Tax       (136,618)             (3,307)           (219,577)           (3,307)

Provision For Income Tax         -                   -                   -                 -

Net Loss                    $(136,618)         $   (3,307)          $(219,577)           (3,307)

Earnings Per Share
  - Basic And Diluted       $    -             $     -              $    -           $     -

Weighted Average
  Common Shares
  Outstanding
  - Basic And Diluted      20,100,000          20,100,000          20,100,000        20,000,000


          See Accompanying Notes To Unaudited Consolidated Financial Statements.



                                      Bluepoint Linux Software Corp.

                                   Consolidated Statement Of Cash Flows

                             (Decrease)/Increase In Cash And Cash Equivalents


(Expressed In Us Dollars)


                                                                                   From September 3,
                                                               Six                   1999 (Date Of
                                                           Months Ended       Inception) To September 30,
                                                        September 30, 2000               1999
                                                       --------------------  -----------------------------

                                                                (Unaudited)                    (Unaudited)
                                                       --------------------  -----------------------------
Cash Flows From Operating Activities
  Net Loss                                             $          (219,577)  $                     (3,307)
Adjustments To Reconcile Net Loss
    To Net Cash Used In Operating Activities
  Depreciation Of Office Equipment                                   3,946                              -
  Changes In:
  Accounts Receivable                                              (31,501)                             -
  Other Receivables, Deposits And Prepayments                      (25,529)                        (1,046)
  Amount Due From Directors                                        (27,558)                             -
  Inventories                                                        7,353                           (816)
  Accounts Payable                                                    (531)                             -
  Other Payables And Accrued Expenses                               34,625                            966
  Other Taxes Payable                                                3,701                              -

Net Cash Used In Operating Activities                             (255,071)                        (4,203)

Cash Flows From Investing Activities
  Acquisition Of Equipment                                         (37,731)                        (3,988)

Net cash used in investing activities
                                                                   (37,731)                        (3,988)

Cash flows from financing activities

  Capital Contribution From Stockholders                                 -                         24,155

Net cash provided by financing activities
                                                                         -                         24,155

Net (Decrease)/Increase In Cash And Cash Equivalents              (292,802)                        15,964

Cash and cash equivalents at beginning of period
                                                                   640,908                              -

Cash And Cash Equivalents At End Of Period             $           348,106   $                     15,964


     see accompanying notes to unaudited consolidated financial statements.

                         Bluepoint Linux Software Corp.

                   Notes To Consolidated Financial Statements
                            (Expressed In Us Dollars)

                         Note 1 - Basis Of Presentation

The accompanying financial statements as of September 30, 2000 and for the six months ended September 30, 2000, have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in Financial Statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations. However, the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the company audited annual financial statements for the period ended March 31, 2000.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for the six months ended September 30, 2000, have been made. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

Note  2  Going  Concern

As of September 30, 2000, the company has suffered accumulated losses of $227,873. Historically, the company major stockholders provided the company with financing sources. While there is no assurance that funding will be available, the company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management fund raising exercise will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

Note  3  Commitments  And  Contingencies

Operating  Lease  Commitment

As of September 30, 2000, the company had commitments under non-cancellable operating leases expiring in excess of one year amounting to $55,077. Rental payments for each of the succeeding periods are:

October  1,  2000  To  September  30,  2001     $     48,520
October  1,  2001  To  September  30,  2002            6,557
                                                $     55,077

Item 2.Management Discussion And Analysis Of Results Of Operations And Financial Conditions


     The following discussion and analysis should be read in conjunction with the company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this form 10-qsb contains certain forward looking statements that involve risks and uncertainties, such as statements of the company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this form 10-QSB. The company actual results could differ materially from those discussed here.
     The company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the company business. The companying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

     As discussed in the company annual report filed on form 10-KSB on July 13, 2000, on Jnuary 7, 2000, Bluepoint (formerly known as Sinx) entered into a plan of agreement and reorganization (the agreement with Mas Acquisition XI Corp.
(mas), an Indiana corporation. Prior to the agreement, on January 5, 2000, mas cancelled 8,203,133 shares of its common stock. The agreement called for mas to effectuate a 15 for 1 forward stock split. As consideration for the acquisition of Sinx, the company issued 15,500,000 restricted shares of the company par value $0.001 common stock to the original owners of Sinx, leaving a total of 20,000,000 shares of common stock issued and outstanding. As result of the agreement between the company and Bluepoint, Bluepoint became and operates as, a wholly owned subsidiary of mas. The company formally changed its name to Bluepoint Linux Software Corp. on February 17, 2000 to reflect the fact that Sinx is best known for its Bluepoint Linux operating system. Bluepoint is a leading provider of Chinese Linux Operating System, embedded system and Linux Solutions in China.

Results  of  operations  (expressed  in  us  dollars).

     Three months ended September 30, 2000 compared to three months ended September 30, 1999, and six months ended September 30, 2000 compared to six months ended September 30, 2000.

                  Three  Months  Ended      Six  Months  Ended
                  September    September    September    September
                  30, 2000     30, 1999     30, 2000     30, 1999
                 (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

                 $    -       $    -       $    -       $    -

Net  Sales         158,766                   292,618


     Net sales were derived principally from Bluepoint Linux Software packages sales, licensing Bluepoint Linux to PRC original equipment manufacturers of personal computers and providing Linux application solution to enterprise customers.

    Cost and operating expenses were consisted principally of the cost of software packages sold, salary for program engineers, cost of promotion and advertisement, rental expenses for office, depreciation and other miscellaneous expenses.

     The increase of costs in comparison with last three months was principally attributable to expenditures incurred to support the increase in net sales and technical development, including an increase in staff headcount from 24 as of July 1, 2000 to 35 as of September 30, 2000.

     In order to recruit experienced computer engineers, the company has to increase the staff salary to a competitive market level.
liquidity  and  capital  resource

     During the second quarter ended September 30, 2000, the net decrease in cash and cash equivalent was $162,296. In order to cope with business growth, the net cash used in operating activities was $133,781.

     In order for the company to meet its continuing cash requirements and to successfully implement its growth strategy, the company will need to rely on increased future revenue and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the company.

Business  risks

     Due to the infant stage of its operations, the company is facing two risks, namely, market risk and technical risk. If the company cannot get sufficient funding, the company cannot quickly capture large market share in Linux operating system market and embedded Linux market in china and in the world market.

Competition

     the company has a leading position in the Chinese Linux operating system market and embedded Linux market. However, the company is facing competition from both Chinese companies and other companies.

Management  of  growth

     If the company is successful in implementing its growth strategy, the Company believes it can undergo a period of rapid growth. Besides its Linux Operating system and Linux solution business, the company is making significant Progress in its embedded Linux business. The company is developing an embedded Linux intelligent housing system for a real estate company. The company also Signed letters of intent to develop embedded system for set-top box with bridge Group and t&w electronics (Shenzhen) co., ltd. The company believes that Revenue from set-top box and intelligent housing system will be generated in the First quarter of 2001.

     To further that end, Bluepoint entered into the following agreements: on July 7, 2000, Bluepoint signed a cooperation agreement with Beijing Globel Sunsea Company. The two parties will cooperate on the Linux embedded system Development and will further sign new development agreement; on July 28, 2000, Bluepoint signed an agreement with Core Pacific-Yamaichi international (H.K.) Limited (herinafter CPYI )to appoint CPYI as the underwriter and financial Consultant; on July 28, 2000, Bluepoint signed an agreement with the Debole Electronic Development, limited to cooperate on the development of the e-home Project; on September 11, 2000 Bluepoint signed a cooperation research and Development agreement with Net-Tech Linux (bv1) limited, for the cooperation on Developing Net-Tech Linux server application service (e-office of the Linux Embedded software) and, on September 30, 2000, Bluepoint signed a cooperation Agreement with the Shenzhen career technology school to set up the southern China Linux training center.

Part  II  Other  Information
Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  In  Securities

     None.

Item  3.  Defaults  Upon  Senior  Securities

     None.

Item  4.  Submission  Of  Matters  To  A  Vote  Of  Securities  Holders

     None.

Item  5.  Other  Information

     None.

Item  6.  Exhibits  And  Reports  On  Form  8-K

     Exhibit  27  Financial  Data  Schedule.  (Filed  Herewith.)

                                   Signatures

     In accordance with the requirements of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BLUEPOINT  LINUX  SOFTWARE  CORP.

     BY:/S/YU  DENG

     BY:/S_______________________________________________________
     YU  DENG,  PRESIDENT,  CHAIRMAN  OF  THE  BOARD  &  DIRECTOR

     DATE:     AUGUST  14,  2000