Form 10KSB
period 2000-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2001-04-16
CIK 1081376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                TRANSITION REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Date of Report December 31, 2000

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

   A1406, Electronics Science & Technology building, 2070 Shennan zhong Road,
                      Shenzhen, Guangdong 518031, P.R.China

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: 011867553783102

                SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class              Name of Each Stock Exchange on Which Registered
-------------------              -----------------------------------------------
     Common                                         None

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 40 5of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on at February 28, 2001, was approximately $2,812,500.

         The number of shares held by non-affiliates of Registrant's Common Stock outstanding on February 28, 2001, was 4,500,000.

         The Registrant's total revenues for the nine-month period ended December 31, 2000, were $303,622.







                                TABLE  OF  CONTENTS


                                    PART  I

ITEM  1.      DESCRIPTION  OF  BUSINESS                                  3

ITEM  2.      DESCRIPTION  OF  PROPERTY                                  6

ITEM  3.      LEGAL  PROCEEDINGS                                         6

ITEM  4.      SUBMISSION  OF  MATTERS
                   TO  A  VOTE  OF  SECURITY  HOLDERS                    6

                                     PART  II

ITEM  5.      MARKET  FOR  COMMON  EQUITY  AND  RELATED
                    STOCKHOLDER  MATTERS                                 6

ITEM  6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
                    OR  PLAN  OF  OPERATION                              7

ITEM  7.      FINANCIAL  STATEMENTS                                     10

ITEM  8.      CHANGES  IN  AND  DISAGREEMENTS  WITH
                    ACCOUNTANTS                                         31

                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
                AND  CONTROL  PERSONS;  COMPLIANCE  WITH
                SECTION  16(a)  OF  THE  EXCHANGE  ACT                  31

ITEM  10.  EXECUTIVE  COMPENSATION33

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
                 OWNERS  AND  MANAGEMENT                                34

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED
                 TRANSACTIONS                                           34

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                        34

SIGNATURES                                                              35

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

         The business of Bluepoint is focused on Linux operating system, embedded Linux platform and related service and support. The company developed the first true Chinese Linux operating system called Bluepoint. Bluepoint is very stable, easy to use and offers high performance. It supports multiple languages and is very suitable for Asian users. The company also developed Linux operating system for embedded devices such as PDA (personal digital assistant), Set-top box, Intelligent housing system (called E-home) and web pad. Bluepoint is pre-installed in computers by several major computer makers in China, including Great Wall, TCL, and Xiahua Sanbao. Two companies, Yuanzheng and Great Wall, have signed agreement with Bluepoint to use Bluepoint Embedded Linux system in their PDA products.

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

         In March, 2000, the Company signed marketing agreements with the following five companies. These agreements allowed the Company to establish market channels in different regions in China.

         1.) Beijing Federal Software Co., Ltd., addressed at 9F, Yifang Bldg, 13 Haidian Nan Rd, Beijing, China;
        2.) Beijing Sailesi Science & Trade Co., Ltd., addressed at 18/D, Zhichun Lane, Haidian District, Beijing, China;
       3.) Beijing Bainianshuren Software Technology Co., Ltd., addressed at 2 Dani Bay,Huang Village, Haidian District, Beijing, China;
       4.) Nanjing Sushifang Computer Science Co., Ltd., addressed at Room 201, 6217Luyuan, Chanan, Jianye District, Nanjing, China; and,
       5.) Beijing Liren Science Development Co.,Ltd., addressed at 1/D,Bayi Middleshool, 29 Suzhou Road, Haidian District, Beijing, China.

According to the terms of the agreements, these five companies will market Bluepoint Linux 1.0 CDs which will be supplied to them by the Company at 40%-50% discount to the retail price.

         In March 2000, the Company also signed an agreement with Shenzhen Debole Eletronic Development Co., Ltd. ("Debole"), room421,W-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, China, to jointly develop an Embedded Linux based Intelligent Housing System (E-home). The two parties intend to form a joint venture and Bluepoint will own 65% in the joint venture. Debole had already secured the first contract from Shenzhen Yihui Real Estate Development Corp. to use the Intelligent Housing System in 6,000 house/apartment units. The first subdivision that will install the Intelligent Housing System is Yihui Garden, a subdivision with 2,000 house/apartment units. The system will be priced at around $300US per unit. On July 28, 2000, the Company signed a new agreement with Debole. According to the new agreement, the two parties will continue to work together to develop and market the E-home. But no joint venture will be formed.

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

       On July 28, 2000, the Company signed an agreement with Core Pacific-Yamaichi international (H.K.) Limited (CPYI), 1902-3 Bank of America Tower, 12 Harcourt Road, Central, Hong Kong to appoint CPYI as the underwriter and financial Consultant to explore the possibility of listing the company's embedded division on Hong Kong stock market.

      On July 28, 2000, the Company signed an agreement with the Debole Electronic Development, Co.,Ltd., room421,W-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, China. to cooperate on the development of the e-home Project.

    On November 2nd,2000, the Company entered into a cooperation agreement with T & W Electronics (shenzhen) Co., Ltd, 3/F New Energy Buyilding, Nanyou Road, shenzhen, Guangdong, China to customize Bluepoint Linux embedded operating system for T&W and develop the STB market together.

    On November 3rd,2000, the Company entered into a cooperation agreement with Century Long Company (Multimedia Communication Section, Guangdong Data Communications Bureau) (hereinafter "CLC"), No. 1 Dongyuanheng Rd Yuexiunan Guangzhou , China .According to this agreement, the Company is appointed as a Linux operating system provider of CLC'S Internet Data Center (IDC) , and as a E-Commerce solution provider of the IDC clients of CLC .

    On  November  6th,2000,  the  Company  entered  into an agreement with China
Network Telecom company, 9F/A the International Enterprise Building ,Finance Road 35#, Beijing, to provide the newest Linux server operating system and technology support .

   On December 28, 2000, the Company entered into a agreement with China Hewlett Packard Co., Ltd , HP Building , 2# East Third Road South, Beijing, to license China Hewlett Packard Co.,Ltd to bundle Bluepoint Linux server operating system with HP's product.

Business  of  Issuer

         Bluepoint  Linx  operating  system  is  a  competitor  to  Microsoft
Windows. Just as many of the personal computer manufacturers in the United States and elsewhere, "pre-install" Microsoft Windows, Chinese companies such as Great Wall, TCL, Xiahua, Downing pre- install Bluepoint Linux on some of their PC series. Right now, Linux is mostly used on servers since Microsoft Windows NT server charges per use license fee. The Company believes that the Linux operating system is more efficient and stable when compared with Windows system. It has basic programs such as software similar to Microsoft "Word", "Spreadsheet", etc. The company has been actively developing and marketing embedded Linux systems. The company's embedded system for PDA, Set-top box, Intelligent Housing System and Web Pad are currently available to its customers. It's mini browser, a full function web browser specifically designed for embedded devices, is currently under Alpha testing and will soon be released for Beta testing.

         The Company faces competitions from other Linux software companies in China. The major competitors are Redflag Software Co.,Ltd., TurboLinux Inc. and Xteam Software Co.Ltd. The company believes that it has the lead in both Linux server and embedded system operating system technology. However the competitors such as Redflag and TruboLinux has stronger financial backing then the Company does.

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

         As  of  February  28,  2000,  the  Company  has 36 full time employees.

ITEM  2.  DESCRIPTION  OF  PROPERTY

         The company currently leases office spaces located at: A1406, Electronics Science & Technology building, 2070 Shennan zhong Road Shenzhen Guangdong 518031, P.R.China and at 4/F , International Education Communication Centre ,Beijing PolyU, #66 West Beisanhuan Road, Haidian District,Beijing,China. These two leases will expire on August 8, 2001 and December 20, 2001 respectively.

ITEM  3.  LEGAL  PROCEEDINGS  ITEM

The  Company  is  presently  not  involved  in  any  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         During the 2000 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

                                     PART  II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

The following table sets forth the bid prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during fiscal year 2000. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.


       Quarter  Ended                       HIGH                    LOW
       --------------                       ----                    ---
       December  31,  2000                 $2.31                   $0.53
       September  30,  2000                $4.06                   $1.06
       June  30,  2000                     $7.6                    $2.8
       March  31,  2000                   $18.50                   $9.00


Shareholders

         There were approximately 152 record holders of Common Stock as of December 31, 2000, holding a total of 20,100,000 outstanding shares of Common Stock of which 4,347,000 was in the public float.

Dividends

         The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

       The following information sets forth certain information for all securities the Company sold during the past year without registration under the Securities Act of 1933 (the "Securities Act"). All transactions were effected in reliance on the exemption from registration afforded by Section 4 (2) of the Securities Act for transactions not involving a public offering. There were no underwriters in any of these transactions.

      On October 1, 2000, the Company issued 100,000 shares at a value of $2.39/share of the Company's common stock to one of the officers of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION AND PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

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

         Further, as a result of the Agreement, the Company has accepted the resignation of Aaron Tsai, the Company's sole Director and Officer, as of February 16, 2000, and appointed Yu Deng, as President and Chief Executive
Officer  and Yu Deng,  Zhe  Kang,  ShengMiao  Liao,  YiHuo  Ye and  Ling Li,  as
Directors.

         The Company formally changed its name to Bluepoint Linux Software Corp.on February 17, 2000 to reflect the fact that Sinx is best known for its Bluepoint Linux Operating System. Bluepoint Linux Software Corp.(the "Company" or, "Corporation"), presently has executive offices at: A1406, Electronics Science & Technology building, 2070 Shennan zhong Road, Shenzhen, Guangdong 518031, P.R.China.

         The individuals who collectively owned 100% of Sinx's registered share capital prior to January 7, 2000 were Yu Deng, Zhe Kang, Yihuo Ye, Shengmiao Liao and Ling Li. Pursuant to the acquisition of Sinx, the Company underwent a change of control and these five individuals obtained a majority interest in the Company and were appointed as the Company's directors and/or officers.


Results  of  Operations

Comparison between the nine-month period ended December 31, 2000 with the period from September 3, 1999 (data of inception) to March 31, 2000:


                             Nine months                  From September 3, 1999
                       ended December 31, 2000               to March 31, 2000
                       -----------------------            ----------------------
Net  sales                   303,622                             62,613
----------                   -------                             ------


Net sales were derived principally from "Bluepoint Linux" software packages, service fees from software development of "Bluepoint Embedded" embedded system,providing training service to enterprise customers, licensing "Bluepoint Linux" to PRC original equipment manufacturers of personal computers and providing linux application solution to enterprise customers.

Cost and operating expenses were consisted principally of the cost of software packages sold, salary for program engineers and management, rental expenses for office, administration expenses, depreciation and other miscellaneous expenses.

On October 1, 2000, 100,000 shares of common stock of the Company were issued to an employee for services rendered. The market value of the issued stock at that date was $2.39 per share. Expense was recorded based on the fair value of the stock at date of issuance. $239,000 was recognized as an expense in the current period.

The increase of costs in comparison with the corresponding periods were principally attributable to expenditures incurred to support the increase in net sales and technical development, including an increase in staff headcount from 15 as of April 1,2000 to 42 as of December 31, 2000.

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

         During the year 2001, the Company plans to continue to develop the software of "Bluepoint Linux" and Embedded system and also provide technical support to its customers. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications.

    If the Company is successful in implementing its growth strategy, the Company believes it can undergo a period of rapid growth. Besides its Linux operating system and Linux solution business, the Company is making significant progress in its embedded Linux business. The Company is developing an embedded Linux intelligent housing system for a real estate company. The Company has signed Letters of Intent to develop embedded system for set-top box with Bridge Group and T&W Electronics(ShenZhen) Co., Ltd. The Company also signed agreements with Great Wall Computer Co., Ltd and Shenzhen Launch Computer Co.,Ltd respectively to provide and license these two companies embedded system for PDA products. The Company believes that its set-top box, PDA and intelligent housing system will start to generate revenue in the third quarter of 2001.


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

   In March 2000, $600,100 was received from a potential investor. In March 2001, the Company reached an agreement with the investor to settle the debt. The investor agreed to accept stocks for the $600,100 at $5 per shares, which is at a discount to the stock price at the time the investment was made and is the conversion price agreed to by the both parties at that time. As a result of the agreement, the Company has agreed to issue the investor 120,000 restricted shares, and the investor has agreed to accept these shares for the entire $600,100 investment.

During the year ended December 31, 2000, in order to cope with business growth, the net cash used in operating activities was $397,711. Net cash used in investing activities was $83,666 and net decrease in cash and cash equivalents was $481,377. The decrease in cash and cash equivalents is mainly due to the net loss for $652,972 for the period.

The inability to raise needed cash, plus the continued operating losses experienced by the Company, placed severe strains on the Company's operations, resulting in the going concern qualification as noted in the Note 4 of the Financial Statements.

In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenue and/ or will require additional financing. The Company hope that the contracts with Great Wall Computer Co.,Ltd and Shenzhen Launch Computer Co.,Ltd, as listed below, will start to generate significant revenue starting from the third quarter of 2001. No significant additional expense and capital expenditures are expected in order for the Company to fulfill these contracts as the developments for these contracts are already near completion. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.


Events  That  Took  Place  Subsequent  to  Fiscal  Year Ending December 31, 2000

On January 19th , 2001, the Company entered into an agreement with Great Wall Computer Co.,Ltd (GW), Great Wall Building S&T Garden Nanshan Dict, Shenzhen, China, to customize Bluepoint Linux Operating System (OS) for GW, and to license GW to pre-install Bluepoint Linux OS in its PC products and provide GW with related support and service. On February 28th ,2001, the Company entered into another agreement with GW. According to the agreement, the Company will develop PDA operating system and related applications for GW's PDA products, provide GW with Bluepoint Embedded Development Kit, provide training to the technician of GW, license GW to use the Bluepoint PDA operating system and related applications in its PDA product, provide GW related technical support and consultant service.

     On February 27th,2001, the Company entered into an agreement with Shenzhen Launch Computer Co.,Ltd (SLC), 9/F, Aihua Computer Building , Mid Shennan Road Shenzhen, China. According to the agreement, the Company will design and develop PDA hardware, circuit panel, design and make a sample of PDA for SLC.

New  Accounting  Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101, as amended, summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. The adoption of SAB 101 did not have any effect on the Company's financial statements.



ITEM  7.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

         See the audited financial statements attached hereto and numbered F-1 through F-10.



                         Bluepoint Linux Software Corp.

                        Consolidated Financial Statements
                               For the period from
                       April 1, 2000 to December 31, 2000
                         and inception to March 31, 2000



                         Bluepoint Linux Software Corp.

                   Index To Consolidated Financial Statements




                                        Pages

 Report of Independent Auditors                                   F-1

 Consolidated Balance Sheets                                      F-2

 Consolidated Statements of Operations                            F-3

 Consolidated Statements of Stockholders' Equity                  F-4

 Consolidated Statements of Cash Flows                            F-5

 Notes  to  Consolidated  Financial  Statements         F-6  to  F-13

                         Report of Independent Auditors




To  the  Board  of  Directors  of
Bluepoint  Linux  Software  Corp.


We have audited the accompanying consolidated balance sheets of Bluepoint Linux Software Corp. as of December 31, 2000 and March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from April 1, 2000 to December 31, 2000 and from September 3, 1999 (date of inception) to March 31, 2000. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluepoint Linux Software Corp. as of December 31, 2000 and March 31, 2000 and the results of its consolidated operations and cash flows for the period from April 1, 2000 to December 31, 2000 and from September 3, 1999 (date of inception) to March 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




BDO  International

Hong  Kong,  February  22,  2001



                              Bluepoint Linux Software Corp.

                                Consolidated Balance Sheets

(Expressed  in  US  Dollars)



                                                                December 31,    March 31,
                                                                    2000          2000
ASSETS

Current assets
  Cash and cash equivalents                                    $     159,531   $  640,908
  Accounts receivable                                                 24,650       24,338
  Other receivables, deposits and prepayments (Note 5)                40,913       16,640
  Amounts due from directors (Note 6)                                  5,900        4,420
  Inventories (Note 7)                                                   757        8,110

  Total current assets                                               231,751      694,416

Office equipment, net (Note 8)                                        97,339       30,745

Total assets                                                   $     329,090   $  725,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                             $         362   $    3,937
  Other payables and accrued expenses (Note 9)                       725,855      704,774
  Other taxes payable (Note 10)                                          955          560

  Total current liabilities                                          727,172      709,271


Commitments and contingencies (Note 11)

Shareholders' equity (deficiency)
  Preferred stock, par value $0.001 per share;
    20,000,000 shares authorized; none issued or outstanding
  Common stock, par value $0.001 per share;
    80,000,000 shares authorized; 20,000,000 and
    20,100,000 shares issued and outstanding, respectively            20,100       20,000
  Additional paid-in capital                                         243,086        4,186
  Accumulated losses                                                (661,268)      (8,296)

  Total stockholders' equity (deficiency)                           (398,082)      15,890

Total liabilities and stockholders' equity (deficiency)        $     329,090   $  725,161

          See accompanying notes to consolidated financial statements.



                                               Bluepoint Linux Software Corp.

                                            Consolidated Statement of Operations

(Expressed  in  US  Dollars)


                                               Period From
                                              April 1, 2000
                                               to December
                                                31, 2000       Period From Inception (September 3, 1999) to March 31, 2000
                                             ---------------  -------------------------------------------------------------
Net sales                                    $      303,622   $                                                     62,613

Cost of sales                                       (74,736)                                                       (18,075)

Gross profit                                        228,886                                                         44,538

Selling expenses                                   (290,575)                                                       (10,309)

General and administrative expenses                (597,881)                                                       (42,684)

Operating loss                                     (659,570)                                                        (8,455)

Interest income                                       6,598                                                            159

Loss before income tax                             (652,972)                                                        (8,296)

Provision for income tax (Note 12)                        -                                                              -

Net loss                                     $     (652,972)  $                                                     (8,296)

Loss per share - basic and diluted           $        (0.03)  $                                                          -

Weighted average common shares outstanding
  - basic and diluted                            20,033,455                                                     20,000,000



          See accompanying notes to consolidated financial statements.



                                      Bluepoint Linux Software Corp.

                       Consolidated Statement of Stockholders' Equity (Deficiency)

(Expressed  in  US  Dollars)





                                                                                               Total
                                           Common Stock         Additional                  Stockholders'
                                      Number                     Paid-in     Accumulated       Equity/
                                     of Shares       Amount      Capital       Losses       (Deficiency)
                                   -------------
Balance, September 3, 1999                    -   $         -   $      -   $            -   $          -

Contribution of capital (Note 13)             -             -     24,155                -         24,155

Issuance of shares for Sinx
  transaction                        15,500,000        15,500    (15,500)               -              -

Issuance of shares in connection
  with reverse merger                 4,750,005         4,750     (4,719)               -             31

Cancellation of shares                 (250,005)         (250)       250                -              -

Net loss                                      -             -          -           (8,296)        (8,296)

Balance, March 31, 2000              20,000,000   $    20,000   $  4,186   $       (8,296)  $     15,890

Issuance of shares (Note 15)            100,000           100    238,900                -        239,000

Net loss                                      -             -          -         (645,556)      (652,972)

Balance, December 31, 2000           20,100,000   $    20,100   $243,086   $     (653,852)  $   (390,666)



          See accompanying notes to consolidated financial statements.



                         Bluepoint Linux Software Corp.

                      Consolidated Statement of Cash Flows

                (Decrease)/Increase in Cash and Cash Equivalents

(Expressed  in  US  Dollars)



                                                        Period From            Period From
                                                       April 1, 2000            Inception
                                                        to December        (September 3,1999)
                                                         31, 2000           to March 31, 2000
                                                      ---------------      ------------------
Cash flows from operating activities
  Net loss                                            $     (652,972)           (8,296)
  Adjustments to reconcile net income to net cash
    (used in)/provided by operating activities
  Depreciation of office equipment                            17,072               628
  Non-cash compensation expenses                             239,000                 -
  Write-off of organizational costs                                -                31
  Changes in:
  Accounts receivable                                           (312)          (24,338)
  Other receivables, deposits and prepayments                (24,273)          (16,640)
  Amounts due from directors                                  (1,480)           (4,420)
  Inventories                                                  7,353            (8,110)
  Accounts payable                                            (3,575)            3,937
  Other payables and accrued expenses                         21,081           104,674
  Other taxes payable                                            395               560

Net cash (used in)/provided by operating activities         (397,711)           48,026

Cash flows from investing activities
  Acquisition of equipment                                   (83,666)          (31,373)

Net cash used in investing activities                        (83,666)          (31,373)

Cash flows from financing activities
  Cash received from a potential investor                          -            600,100
  Contribution of capital in connection with
    reverse acquisition                                            -             24,155

Net cash provided by financing activities                          -            624,255

Net (decrease)/increase in cash and cash equivalents        (481,377)           640,908

Cash and cash equivalents at beginning of period             640,908                  -

Cash and cash equivalents at end of period            $      159,531            640,908


          See accompanying notes to consolidated financial statements.

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Shenzhen Sinx Software Co., Ltd. ("Sinx") was established in the People's Republic of China (the "PRC") on September 3, 1999 as a limited liability company. It commenced operations in October 1999 and is engaged in the provision of embedded Linux solutions and related service and support to PRC original equipment manufacturers of personal computers and the sale of "Bluepoint Linux" software packages to software retailers in the PRC. Sinx has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities.

On January 5, 2000, MAS Acquisition XI Corp. ("the Company") cancelled 8,203,133 shares of its common stock held by its major shareholder. On January 7, 2000, the Company effected a 15 for 1 forward split. On January 17, 2000, 100% of the registered share capital of Sinx was acquired by the Company, in exchange for 15,500,000 shares of the Company's $0.001 par value common stock. After issuing 15,500,000 shares of the common stock to Sinx, the Company has a total of 20,000,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Sinx with Sinx as the acquirer (reverse acquisition). The historical financial statements prior to January 17, 2000 are those of Sinx. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Sinx. On May 10, 2000, Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd.

The Company was initially incorporated in the State of Indiana on October 7, 1996. On February 16, 2000, the Company changed its name to Bluepoint Linux Software Corp.

NOTE  2  -  SUMMARY  OF  IMPORTANT  ACCOUNTING  POLICIES

Basis  of  Accounting  and  Principles  of  Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned subsidiary, Bluepoint Software (Shenzhen) Co., Ltd. ("BSCL"). All material intercompany transactions have been eliminated.

Foreign  Currency  Translation  and  Transactions

The functional currency of the Company is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of BSCL is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

Foreign currency transactions during the periods are translated into US$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at period end exchange rates. When assets, liabilities and equity denominated in RMB are translated into US$, translation adjustments are included as a component of stockholders' equity.

Exchange rates between US$ and RMB were fairly stable during the period presented. The rate ruling as of December 31, 2000 and March 31, 2000 is US$1:
RMB8.28. Due to the stability of the exchange rates, there were no net adjustments in the stockholders' equity.

NOTE  2  -  SUMMARY  OF  IMPORTANT  ACCOUNTING  POLICIES  -  CONTINUED

Revenue  Recognition

Revenue from software sales is recognised when all shipment obligations have been met, fees are fixed and determinable, collection of sales proceeds is deemed probable, and persuasive evidence of an agreement exists.

Revenue from software licensing is recognised in accordance with terms stipulated in licensing agreements.

Revenue from provision of computer consultancy and engineering services is recognised when services are rendered in stages as separate identifiable phases of a project are completed.

Inventories

Inventory is accounted for on the weighted average method and is stated at the lower of cost or market. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

Cash  and  Cash  Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Equipment  and  Depreciation

Equipment is stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                                Estimated
                                                              useful  life
                                                               (in years)
                                                                ----------

     Computer equipment                                            5
     Office equipment                                              5
     Leasehold improvements                          Over lease term

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

NOTE  2  -  SUMMARY  OF  IMPORTANT  ACCOUNTING  POLICIES  -  CONTINUED

Project  Costs

All costs incurred in the provision of computer software solutions are expensed as incurred.

Advertising  Costs

All advertising costs incurred in the promotion of the Company's products and services are expensed as incurred.

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

Fair  Values  of  Financial  Instruments

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2000 and March 31, 2000 because of the relatively short-term maturity of these instruments.

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

NOTE  2  -  SUMMARY  OF  IMPORTANT  ACCOUNTING  POLICIES  -  Continued

New  Accounting  Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101, as amended, summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. The adoption of SAB 101 did not have any effect on the Company's financial statements.

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


NOTE  3  -  FISCAL  YEAR  END  CHANGE

On February 25, 2000, as the result of the reverse acquisition of MAS by Bluepoint, and through a corporate resolution, the Company changed its fiscal year from March 31 to December 31. Accordingly, the current financial statements covered a period of nine months. The nine-month period ended December 31, 2000, is referred to as the transition period. The operations of Bluepoint are shown as the historical operating results.

Unaudited financial information for the comparable period from September 3, 1999 (date of inception) to December 31, 1999, is presented in the table below and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

NOTE  3  -  FISCAL  YEAR  END  CHANGE  -  Continued

Unaudited  comparable  financial  information:

                                                         September  3,
                                               1999  (date  of  inception)  to
                                                      December 31, 1999
                                                         (unaudited)
                                                         -----------

  Net  sales                                             $  23,027

  Gross  profit                                          $  19,536

  Net  income                                             $  1,015

  Earnings per share - basic and diluted                         -

  Weighted  average  common  shares  outstanding        20,000,000


NOTE  4  -  GOING  CONCERN

As of December 31, 2000, the Company has suffered accumulated losses of $661,268. Historically, the Company's major stockholders provided the Company with financing sources. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management fund raising exercise will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.


NOTE  5  -  OTHER  RECEIVABLES,  DEPOSITS  AND  PREPAYMENTS

                           December 31,          March 31,
                                2000               2000

Other  receivables         $  1,852              $   716
Utilities  deposits          27,504               15,051
Prepayments                  11,557                  873

                           $ 40,913              $16,640

NOTE  6  -  AMOUNTS  DUE  FROM  DIRECTORS

The Company, from time to time, received from or made repayment to directors. The amounts due from directors do not bear interest and do not have clearly defined terms of repayments.


NOTE  7  -  INVENTORIES

                                             December 31,          March 31,
                                                2000                  2000

Finished  goods  -  software  packages         $  757              $  8,110


NOTE  8  -  OFFICE  EQUIPMENT,  NET

                           December 31,          March 31,
                           ------------          ---------
                              2000                 2000

  Computer  equipment       $  79,155          $  24,933
  Other  equipment              8,070              6,440
  Leasehold improvements       27,814                  -

                              115,039             31,373
Less:
 Accumulated  depreciation     17,700                628

                            $  97,339          $  30,745


NOTE  9  -  OTHER  PAYABLES  AND  ACCRUED  EXPENSES

Other payables and accrued expenses include cash of $600,100 received from a potential investor. This amount is unsecured, interest free and has no fixed terms of repayment.


NOTE  10  -  OTHER  TAXES  PAYABLE

Other taxes payable comprise mainly Valued-Added Tax ("VAT") and Business Tax ("BT"). VAT is charged at a rate of 17% (before October 2000: 4%) on the selling price of the Company's products. BT is charged at a rate of 5% on the revenue from software licensing.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

Operating  Lease  Commitment

During the period ended December 31, 2000 and March 31, 2000, the Company incurred lease expenses amounting to $35,155 and $4,500 respectively. As of December 31, 2000 and March 31, 2000, the Company had commitments under non-cancellable operating leases expiring within one year amounting to $66,853 and $12,657 respectively.


NOTE  12  -  INCOME  TAX

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


NOTE  13  -  CONTRIBUTION  OF  CAPITAL

On January 17, 2000, 100% of the registered share capital of Sinx amounting to $24,155 was contributed into the Company as a result of reverse acquisition.


NOTE  14  -  STOCK  PLAN

On November 30, 2000, the stockholders of the Company approved a plan of stock-based compensation incentives for employees of the Company. This plan is known as "Bluepoint Linux Software Corp. Employee Benefit Plan" (the "Plan"). The Company shall designate 400,000 shares of common stock for awards pursuant to this Plan. There is no guarantee that all 400,000 shares will be issued.

There will be no sale of stock to employees under the Plan. The Board of Directors determines the awards to be made from time to time to the employees.


NOTE  15  -  ISSUANCE  OF  SHARES

On October 1, 2000, 100,000 shares of common stock of the Company were issued to an employee for services rendered. The market value of the issued stock at that date was $2.39 per share. Expense was recorded based on the fair value of the stock at date of issuance. $239,000 was recognized as an expense in the current period.

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


                                    PART  III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
                 COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Name                  Age           Position(s)  and  Office(s)
----                  ---           ---------------------------
Yu  Deng               27            President, Chairman of the Board & Director
Zhe  Kang              30            Treasurer,  Vice  President,  Director
Yihuo  Ye              29            Director
Shengmiao  Liao        30            Secretary,  Vice  President,&  Director
Ling  Li               27            Director

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

Sep.1996--Dec.1996 - System Engineer, Hainan Guoxing Technology Corp. Internet site development;
Direct  technical  support  group.

July, 1995--Oct.1996 - Computer Science Instructor, Huanan Tropical Agriculture College.Large Project Development Experience: Southern Securities (Haikou) Stock Trading System; Hainan Province Public Security Bureau Intranet; Hainan Province Commerce Department Network System; Hainan Province Social Security Bureau Information System.

Compliance  With  Section  16(a)of  the  Exchange  Act

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2000, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


ITEM  10.  EXECUTIVE  COMPENSATION

      The following table summarizes certain information concerning executive compensation paid to or accrued by the Company's chief executive officer during the Company's last fiscal year. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 2000. All directors of the Company are also employees of the company. They earn regular salary as employees but do not receive additional compensation for their responsibilities as directors.


SUMMARY  COMPENSATION  TABLE

                                            SUMMARY  COMPENSATION  TABLE

                           Annual Compensation Awards   Long Term Compensation
 Name  and
 Principal
 Position     Year  Salary($)  Bonus($)  Other  Restricted  Options/  LTI  Other
                    Annual     Stock     SARs  (#)    Payout
                    Comp.      Awards
Yu  Deng,     2000  29,397      -0-       -0-      -0-        -0-    -0-    -0-
President


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners  and  Management

         The following table sets forth certain information concerning the stock ownership as of February 28, 2001, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 20,115,000 shares of Common Stock issued on February 28, 2001.


Name  and Address of                  Title of Class and Amount    Percentage
Beneficial  Owner  and  Management    of  Beneficial  Ownership    of  Class
---------------------------------     -------------------------    -----------
Yu  Deng                                  4,200,000  shares          20.87%
6-704,#2  HuaFa  Bei  Road,
Shenzhen,  China

Shengmiao  Liao                           3,750,000  shares          18.64%
602,  B  Building,  HuiYaYuan,
Shenzhen,  China

Zhe  Kang                                 3,150,000  shares          15.66%
Dormitory  of  Shenzhen
Special  Zone  Daily,
Shenzhen,  China

Ling  Li  2,700,000  shares               2,700,000  shares          13.42%
602,  B  Building,  HuiYaYuan,
Shenzhen,  China

YiHuo  Ye                                 1,200,000  shares           5.97%
Floor  18,  HuaRun  Building,
No.8  JianGuoMen  North  St,
Beijing,  China

All  Directors  and                      15,000,000                  74.57%
Officers  as  a  Group

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM  13.  EXHIBITS

Exhibit  2.  Plan  of  Agreement  and  Reorganization,  January  7,  2000

Exhibit  3.  Amended  Articles  of  Incorporation


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13 th day of April, 2001.

Bluepoint  Linux  Software  Corp.


By:/s/  Yu  Deng
-----------------------------------------------------------
       Yu  Deng,  President  &  Director

By:/s/  Zhe  Kang
-----------------------------------------------------------
       Zhe  Kang,  Treasurer,  Vice-President  &  Director

By:/s/  Yihuo  Ye
-----------------------------------------------------------
       Yihuo  Ye,  Director

By:/s/  Shengmiao  Liao
-----------------------------------------------------------
       Shengmiao  Liao,  Secretary,  Vice-President&  Director

By:/s/  Ling  Li
-----------------------------------------------------------
       Ling  Li,  Director