Form 10QSB
period 2001-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2001-05-15
CIK 1081376

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

For  the  quarterly  period  ended  March  31,  2001

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding  as  of  March 31,
2001
                  -------
-------------------------------------------
       $0.001  Par  Value  Class A Common Stock                20,24,000  Shares

TABLE  OF  CONTENTS

PART  1                                                                   PAGE

ITEM  1.  FINANCIAL  STATEMENTS                                           3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS        11

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  FIRST  QUARTER                      12

ITEM  4.  RESULTS  OF  OPERATIONS                                          12

PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               14

ITEM  2.  CHANGES  IN  SECURITIES                                            14

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS      14

ITEM  5.  OTHER  INFORMATION                                               14

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              14

         SIGNATURES                                                      15

PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

     The  accompanying  unaudited  financial  statements, set forth herein under
Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


                         Bluepoint Linux Software Corp.
                   Unaudited Consolidated Financial Statements
                    For the three months ended March 31, 2001

                         Bluepoint Linux Software Corp.
              Index To Unaudited Consolidated Financial Statements

     Pages

Consolidated  Balance  Sheet                             F-1

Consolidated  Statement  of  Operations                  F-2

Consolidated  Statement  of  Stockholders'  Equity       F-3

Consolidated  Statement  of  Cash  Flows                 F-4

Notes  to  Consolidated  Financial  Statements           F-5



                                   Bluepoint Linux Software Corp.

                                     Consolidated Balance Sheet

                                      (Expressed in US Dollars)


                                                                         March 31,     December 31,
                                                                            2001           2000
ASSETS                                                                   (Unaudited)       (Audited)

Current assets
  Cash and cash equivalents                                             $    31,093   $     159,531
Accounts receivable                                                          24,650          24,650
  Other receivables, deposits and prepayments                                53,268          40,913
  Amounts due from directors                                                  7,108           5,900
  Inventories                                                                   757             757

  Total current assets                                                      116,876         231,751

Office equipment, net                                                        91,223          97,339

Total assets                                                            $   208,099   $     329,090

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
  Accounts payable                                                      $       362   $         362
  Other payables and accrued expenses                                        88,767         725,855
  Other taxes payable                                                           750             955

  Total current liabilities                                                  89,879         727,172


Commitments and contingencies

Stockholders' equity
Preferred stock, par value $0.001 per share;
  20,000,000 shares authorized; none issued or outstanding
Common stock, par value $0.001 per share;
  80,000,000 shares authorized;
  20,240,000 shares issued and outstanding                                   20,240          20,100
Additional paid-in capital                                                  854,916         243,086
Accumulated losses                                                         (756,936)       (661,268)

                                                                           (118,220)       (398,082)

Total liabilities and stockholders' equity                              $  (208,099)  $     329,090

See accompanying notes to unaudited consolidated financial statements.

                                          F-1



                                      Bluepoint Linux Software Corp.

                                   Consolidated Statement of Operations

                                         (Expressed in US Dollars)





                                                                             Three             Three
                                                                          Months Ended      Months Ended
                                                                         March 31, 2001    March 31, 2000
                                                                          (Unaudited)        (Audited)
Net sales                                                               $        21,802   $        39,586

Cost of sales                                                                         -           (14,584)

Gross profit                                                                     21,802            25,002

Selling expenses                                                                (14,490)           (8,619)

Generaland administrative expenses                                             (103,363)          (25,823)

Operating loss                                                                  (96,051)           (9,440)

Interest income                                                                     383               129

Loss before income tax                                                          (95,668)           (9,311)

Provision for income tax                                                              -                 -

Net loss                                                                $       (95,668)  $        (9,311)

Earnings per share
  - Basic and diluted                                                   $       (0.0047)  $             -

Weighted average common shares outstanding
- Basic and diluted                                                          20,115,611        20,000,000







See accompanying notes to unaudited consolidated financial statements.

                                                 F-2




                                            Bluepoint Linux Software Corp.

                             Consolidated Statement of Stockholders' Equity (Deficiency)

                                              (Expressed in US Dollars)


                                                                                                      Total
                                                Common Stock          Additional                    Stockholders'
                                             Number                     Paid-in     Accumulated      Equity/
                                           of Shares       Amount       Capital       Losses        Deficiency
Balance, September 3, 1999                    -          $     -      $     -     $      -         $      -

Contribution of capital                       -                -         24,155          -                -

Issuance of shares for Sinx
  transaction                             15,500,000        15,500      (15,500)         -                -

Issuance of shares in connection
  with reverse merger                      4,750,005         4,750       (4,719)         -                 31

Cancellation of shares                      (250,005)         (250)         250          -                -


Issuance of shares for an employee           100,000           100      238,900          -            239,000

Net loss                                      -             -            -          (661,268)        (661,268)

Balance, December 31, 2000                20,100,000   $    20,100     $243,086   $ (661,268)        (398,268)


Issuance of shares for an investor           120,000           120      599,980          -            600,100


Issuance of shares for employees              15,000            15        7,950          -              7,965


Issuance of shares to an employee              5,000             5        3,900          -              3,905

Net loss                                       -             -            -          (95,668)        (95,668)

Balance, March 31, 2001                   20,240,000   $    20,240     $854,916   $ (756,936)       (118,220)


See accompanying notes to consolidated financial statements.

                                 F-3






                                          Bluepoint Linux Software Corp.
                                       Consolidated Statement of Cash Flows
                                 (Decrease)/increase in Cash and Cash Equivalents
                                             (Expressed in US Dollars)




                                                                             Three                 Three
                                                                          Months Ended     Months Ended March 31,
                                                                         March 31, 2001             2000
                                                                             (Unaudited)                 (Audited)
Cash flows from operating activities
  Net loss                                                              $       (95,668)  $                (9,311)
Adjustments to reconcile net loss
    to net cash used in operating activities
  Depreciation of office equipment                                                5,424                       440
  Non-cash compensation expenses                                                611,970                         -
  Write-off of organizational costs                                                                            31
  Changes in:
  Accounts receivable                                                                 -                   (11,778)
  Other receivables, deposits and prepayments                                   (12,355)                  (15,130)
  Amount due from directors                                                      (1,208)                   (4,420)
  Inventories                                                                         -                    (5,834)
  Accounts payable                                                                    -                     3,937
  Other payables and accrued expenses                                          (637,088)                  103,344
  Other taxes payable                                                              (205)                     (118)

Net cash used in operating activities                                          (129,130)                   61,161

Cash flows from investing activities
  Acquisition of equipment                                                          692                   (27,216)

Net cash used in investing activities                                               692                   (27,216)

Cash flows from financing activities
  Cash received from a potential investor                                             -                   600,100

Net cash provided by financing activities                                             -                   600,100

Net (decrease)/increase in cash and cash equivalents                           (128,438)                  634,045

Cash and cash equivalents at beginning of period                                159,531                     6,863

Cash and cash equivalents at end of period                              $        31,093   $               640,908

See accompanying notes to unaudited consolidated financial statements.

                                                      F-4


                         Bluepoint Linux Software Corp.

                   Notes To Consolidated Financial Statements
                            (Expressed in US Dollars)

NOTE  1  -  Basis  of  Presentation

The accompanying financial statements as of March 31, 2001 and for the three months ended March 31, 2001, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company audited annual financial statements for the period ended December 31, 2000.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for the three months ended March 31, 2001, have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

NOTE  2  GOING  CONCERN

As of March 31, 2001, the Company has suffered accumulated losses of $756,936. Historically, the Company major stockholders provided the Company with financing sources. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management fund raising exercise will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

NOTE  3  COMMITMENTS  AND  CONTINGENCIES

Operating  lease  commitment

As of March 31, 2000, the Company had commitments under non-cancellable operating leases expiring less than one year amounting to $45,507. Rental payments for each of the succeeding periods are:

April  1,  2001  to  August  8,  2001       $     13,070
April  1,  2001  to  November  30,  2001             845
April  1,  2001  to  December  19,2001            31,592

     $     45,507


NOTE  4  -  ISSUANCE  OF  SHARES

On February 27, 2001 and March 14 2001,a aggregate amount of 20,000 shares of common stock of the Company were issued to three employee for services rendered. The market value of the issued stock at those two date were $0.531 and $0.781 per share respectively. Expense was recorded based on the fair value of the stock at dates of issuance. $11,870 was recognized as an expense in the current period.

In March 2000, $600,100 was received from a potential investor. In March 2001, the Company reached an agreement with the investor to settle the debt. The investor agreed to accept stocks for the $600,100 at $5 per shares, which is at a discount to the stock price at the time the investment was made and is the conversion price agreed to by the both parties at that time. As a result of the agreement, the Company issued the investor 120,000 restricted shares on March 24, 2001, and the investor has accepted these shares for the entire $600,100 investment. Other payable and accrued expenses was deducted based on the amount stipulated by the agreement at date of issuance. $120 was recognized as share capital and $599,980 was recognized as paid-in capital in the current period.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
       AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS

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

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  FIRST  QUARTER
      None.

ITEM  4.  RESULTS  OF  OPERATIONS   (Expressed  in  US  Dollars).

Three months ended March 31, 2001 compared to three months ended March 31, 2000,

               Three  months  ended          Three  months  ended
                   March  31,                    March  31,
                     2001                           2000
                  (Unaudited)                     (audited)
   Net  sales    $  21,802                       $  39,586



Net sales were derived principally from Bluepoint Linux software packages sales and service fees from software development of "Bluepoint Embedded" embedded system

    Cost and operating expenses were consisted principally of salary for program engineers and management, rental expenses for office, administration expenses, depreciation and other miscellaneous expenses.


The continuous loss was principally attributable to lack of revenue, expenditures incurred to support the operating of the company .

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

         During the the quarter ended March 31, 2001, the Company plans to continue to develop the software of "Bluepoint Linux" and Embedded system and also provide technical support to its customers. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications.

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



Liquidity  and  Capital  Resource

 During the first quarter ended March 31, 2001,, the net decrease in cash and cash equivalent was $128,438. In order to cope with business growth, the net cash used in operating activities was $129,130.

The inability to raise needed cash, plus the continued operating losses experienced by the Company, placed severe strains on the Company's operations.

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


PART  II  -  OTHER  INFORMATION
Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

On February 27, 2001 and March 14 2001, an aggregate amount of 20,000 shares of common stock of the Company were issued to three employee for their services to the company pursuant to the "BLUEPOINT LINUX SOFTWARE CORP. EMPLOYEE BENEFIT PLAN" filed in FORM S-8 on December 15, 2000.

On March 24, 2001 the Company issued an investor who loaned the company $600,100 in March 2000 120,000 restricted shares to settle the debt .

Item  3.  Defaults  Upon  Senior  Securities

     None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

     None.

Item  5.  Other  Information

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

      None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Bluepoint  Linux  Software  Corp.

     By:/s/Yu  Deng

     By:/S_________________________________________
     Yu  Deng,  President,  Chairman  of  the  Board  &  Director

     Date:     May  15,  2001