Form 10QSB
period 2001-06-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2001-08-13
CIK 1081376

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10Q-SB
                   General Form for Registration of Securities
                           Of  Small Business Issuers

                          Under Section 12(b) or (g) of
                       the Securities Exchange Act of 1934

                         Bluepoint Linux Software Corp.
                         ------------------------------
               (Exact name of Registrant as specified in charter)

          Indiana                  0-25797               35-2070348
(State or other jurisdiction     (Commission           (I.R.S.Employee
   of  incorporation)            File  Number)        Identification  No.)


     A1406, Electronics Science & Technology Building 2070 Mid Shennan Road,
                      Shenzhen, Guangdong 518031, P.R.China
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: 011867553783102

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding  as  of  June  30,  2001
  $0.001 Par Value Class A Common  Stock            20,390,000  Shares

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                14

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS    14

ITEM  5.  OTHER  INFORMATION                                                14

ITEM  6.  EXHIBITS  AND  REPORTS ON FORM 8-K                                14

         SIGNATURES                                                         15

                         PART  1.  FINANCIAL INFORMATION

Item  1.  Financial  Statements.

     The  accompanying  unaudited  financial  statements, set forth herein under
Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.





                         Bluepoint Linux Software Corp.

                   Unaudited Consolidated Financial Statements
                    For the three months ended June 30, 2001

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

  Consolidated Statement of Operations                          F-2

  Consolidated Statement of Stockholders' Equity                F-3

  Consolidated Statement of Cash Flows                          F-4

  Notes to Consolidated Financial Statements                    F-5



                                   Bluepoint Linux Software Corp.

                                     Consolidated Balance Sheet

 (Expressed  in  US  Dollars)


                                                                          JUNE 30,     DECEMBER 31,
                                                                            2001           2000
ASSETS                                                                  (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                             $       761   $     159,531
Accounts receivable                                                          22,838          24,650
  Other receivables, deposits and prepayments                                23,221          40,913
  Amounts due from directors                                                  6,399           5,900
  Inventories                                                                   757             757

  Total current assets                                                       53,976         231,751

OFFICE EQUIPMENT, NET                                                        90,794          97,339

TOTAL ASSETS                                                            $   144,770   $     329,090

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable                                                      $       362   $         362
  Other payables and accrued expenses                                        57,624         725,855
  Other taxes payable                                                         2,440             955

  Total current liabilities                                                  60,426         727,172


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share;
  20,000,000 shares authorized; none issued or outstanding
Common stock, par value $0.001 per share;
  80,000,000 shares authorized;
  20,390,000 shares issued and outstanding                                   20,390          20,100
Additional paid-in capital                                                  982,266         243,086
Accumulated losses                                                         (918,312)       (661,268)

                                                                             84,344        (398,082)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   144,770   $     329,090


See accompanying notes to unaudited consolidated financial statements.





                                              Bluepoint Linux Software Corp.

                                           Consolidated Statement of Operations

(Expressed  in  US  Dollars)



                                                              THREE            THREE             SIX             SIX
                                                          MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                          JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                                         ---------------  ---------------  ---------------   -------------
                                                           (Unaudited)      (Unaudited)      (Unaudited)      (UNAUDITED)
                                                         ---------------  ---------------  ---------------   -------------
NET SALES                                                $       45,869   $      133,852   $       67,671    $     173,438

COST OF SALES                                                         -           (9,403)               -          (23,987)

GROSS PROFIT                                                     45,869          124,449           67,671          149,451

SELLING EXPENSES                                                 (9,073)        (128,192)         (23,563)        (136,811)

GENERAL AND
  ADMINISTRATIVE EXPENSES                                      (198,199)         (81,140)        (301,562)        (106,963)

OPERATING LOSS                                                 (161,403)         (84,883)        (257,454)         (94,323)

INTEREST INCOME                                                      27            1,924              410            2,053

LOSS BEFORE INCOME TAX                                         (161,376)         (82,959)        (257,044)         (92,270)

PROVISION FOR INCOME TAX                                              -                -                -               -

NET LOSS                                                 $     (161,376)  $      (82,959)  $     (257,044)         (92,270)

EARNINGS PER SHARE
  - BASIC AND DILUTED                                    $       (0.008)  $            -   $       (0.013)              -

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  - BASIC                                                    20,390,000       20,000,000       20,039,000        20,000,000

  - DILUTED                                                  20,179,807       20,000,000       20,179,807        20,000,000


See accompanying notes to unaudited consolidated financial statements.







                                            Bluepoint Linux Software Corp.

                             Consolidated Statement of Stockholders' Equity (Deficiency)

(Expressed  in  US  Dollars)



                                                                                                        TOTAL
                                                COMMON STOCK           ADDITIONAL                    STOCKHOLDERS'
                                             NUMBER                     PAID-IN     ACCUMULATED         EQUITY/
                                            OF SHARES       AMOUNT      CAPITAL       LOSSES          (DEFICIENCY)
                                          -------------    -------     ----------   -----------      -------------
Balance, September 3, 1999                          -    $        -   $      -     $          -       $         -

Contribution of capital                             -             -     24,155                -            24,155

Issuance of shares for Sinx
  transaction                               15,600,000        15,600    223,400               -           239,000

Issuance of shares in connection
  with reverse merger                        4,750,005         4,750     (4,719)              -                31

Cancellation of shares                        (250,005)         (250)       250               -                -

Net loss                                             -             -          -         (661,268)        (661,268)

Balance, December 31, 2000                  20,100,000   $    20,100   $243,086   $     (661,268)        (398,082)

Issuance of shares to an investor              120,000           120    599,980               -           600,100

Issuance of shares to an employee               15,000            15      7,950               -             7,965

Issuance of shares to an employee                5,000             5      3,900               -             3,905

Issuance of shares to an employee              150,000           150    127,350                           127,500

Net loss                                             -             -          -         (257,044)        (257,044)

Balance, June 30, 2001                      20,390,000   $    20,390   $982,266   $     (918,312)          84,344


See accompanying notes to consolidated financial statements.









                                        Bluepoint Linux Software Corp.

                                     Consolidated Statement of Cash Flows

                               (Decrease)/increase in Cash and Cash Equivalents

(Expressed  in  US  Dollars)


                                                                                    SIX              SIX
                                                                               MONTHS ENDED     MONTHS ENDED
                                                                               JUNE 30, 2001    JUNE 30, 2000
                                                                                  (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $     (257,044)  $      (92,270)
Adjustments to reconcile net loss
    to net cash used in operating activities
  Depreciation of office equipment                                                    10,793            2,123
  Non-cash compensation expenses                                                     739,470                -
  Write-off of organizational costs                                                                        31
  Changes in:
  Accounts receivable                                                                  1,812          (35,760)
  Other receivables, deposits and prepayments                                         17,692          (21,268)
  Amount due from directors                                                             (499)         (32,769)
  Inventories                                                                              -            1,718
  Accounts payable                                                                         -              362
  Other payables and accrued expenses                                               (668,231)         116,550
  Other taxes payable                                                                  1,485            1,154

NET CASH USED IN OPERATING ACTIVITIES                                               (154,522)         (60,129)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                            (4,248)         (36,432)

NET CASH USED IN INVESTING ACTIVITIES                                                 (4,248)         (36,432)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from a potential investor                                                  -          600,100

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  -          600,100

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                (158,770)         503,539

Cash and cash equivalents at beginning of period                                     159,531            6,863

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $          761   $      510,402

See accompanying notes to unaudited consolidated financial statements.




                         Bluepoint Linux Software Corp.

                   Notes To Consolidated Financial Statements
                            (Expressed in US Dollars)

NOTE  1  -  Basis  of  Presentation

The accompanying financial statements as of June 30, 2001 and for the three months ended June 30, 2001, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company audited annual financial statements for the period ended December 31, 2000.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001 and for the three months ended June 30, 2001, have been made. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

NOTE  2  GOING  CONCERN

As of June 30, 2001, the Company has suffered accumulated losses of $918,312. Historically, the Company major stockholders provided the Company with financing sources. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management fund raising exercise will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

NOTE  3  COMMITMENTS  AND  CONTINGENCIES

Operating  lease  commitment

As of June 30, 2001, the Company had commitments under non-cancellable operating leases expiring less than one year amounting to $25,864. Rental payments for each of the succeeding periods are:

                          July 1, 2001 to August 8, 2001       $     4,567
                          July 1, 2001 to November 30, 2001            603
                          July 1, 2001 to December 19,2001          20,694

                                                               $    25,864


NOTE  4  -  ISSUANCE  OF  SHARES

On June 28, 2001 , 150,000 shares of common stock of the Company were issued to a employee for services rendered. The market value of the issued stock at that date was $0.85 per share. Expense was recorded based on the fair value of the stock at the date of issuance. $127,500 was recognized as an expense in the current period , $150 was recognized as share capital and $127,350 was recognized as paid-in capital.

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

     The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The acompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER
On July 6, 2001,the company entered into a agreement with Shenzhen SED Logic Business Equipment Co.,Ltd ("SED"). According to this agreement, Bluepoint will develop embedded system ,development kit and relative application solution for SED's cash register (POS) products.

ITEM  4.  RESULTS  OF  OPERATIONS   (Expressed  in  US  Dollars).

Three months ended June 30, 2001 compared to three months ended June 30, 2000, and six months ended June 30, 2001 compared to six months ended June 30, 2000.

                  Three months ended                  Six months ended
               June 30,          June 30,          June  30,         June 30,
                2001              2000               2001             2000
             (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)
                 $                 $                   $                $

  Net sales    45,869           133,852             67,671           173,438


Net sales were derived principally from product customization fees of "Bluepoint Embedded" embedded system

Cost and operating expenses were consisted principally of salary for program engineers and management, rental expenses for office, administration expenses, depreciation and other miscellaneous expenses.

The continuous loss was principally attributable to the low and unstable revenue; expenditures incurred to support the operating of the company.

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

 After the quarter ended June 30, 2001, the Company plans to continue to develop the software of "Bluepoint Linux" and Embedded system and also provide technical support to its customers. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications.

 Besides its Linux operating system and Linux solution business, the Company is making significant progress in its embedded Linux business. On April 30, 2000, the Company signed "Technology Development Contract" with DongGuan Founder
Technology Computer Co.,Ltd ("Founder"), a leading hardware manufacture in China, Dragon technology Enterprises Ltd (DTE), NEW Town Center, Shilong Dongguan. Guangdong China. According to the contract, Bluepoint will furnish Founder embedded system, development kit and relative application solution for Founder's thin client products. On May 24, 2001,Bluepoint entered into an agreement with Debole Electronic Development, Co.,Ltd ('Debole")., room421, W-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, China. According to the agreement, Bluepoint will develop embedded operating system and relative application for Debole's "Ehome" project. In the first quarter of this year, the Company also signed agreements with Great Wall Computer Co., Ltd and Shenzhen Launch Computer Co.,Ltd respectively to provide and license these two companies embedded system for PDA products. The Company believes that its set-top box, PDA and intelligent housing system will start to generate revenue in the third quarter of 2001.



Liquidity  and  Capital  Resource

 During the first 6 months of 2001 the net decrease in cash and cash equivalent was $158,770. In order to cope with business growth, the net cash used in operating activities was $154,522.

The inability to raise needed cash, plus the continued operating losses experienced by the Company, placed severe strains on the Company's operations.

In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenue and/ or will require additional financing. Our capital requirements are primarily working capital requirements related to software sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses The Company hope that the contracts with DongGuan Founder Technology Computer Co.,Ltd , Shenzhen SED Logic Business Equipment Co.,Ltd, Great Wall Computer Co.,Ltd and Shenzhen Launch Computer Co.,Ltd, as listed below, will start to generate significant revenue starting from the third quarter of 2001. No significant additional expense and capital expenditures are expected in order for the Company to fulfill these contracts as the developments for these contracts are already near completion. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

Management  of  Growth.

As an leading Linux operation system development Company, the Company stands in a unique position in the growing Linux market in the PRC. The Company has developed Linux-based "Bluepoint Embedded!" embedded system for PDA, set-top box, intelligent housing system, cash Pos etc. These products are used by a considerable number of reputable companies in PRC

If the Company is successful in implementing its growth strategy, the Company believes it can undergo rapid growth. Controlled and rapid growth will allow development of new products and the enhancement of current products.

PART  II  -  OTHER  INFORMATION
Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

On June 28, 2001 , 150,000 shares of common stock of the Company were issued to an employee for his services to the company pursuant to the "BLUEPOINT LINUX SOFTWARE CORP. EMPLOYEE BENEFIT PLAN" filed in FORM S-8 on December 15, 2000.


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

     Bluepoint  Linux  Software  Corp.

     By:/s/Yu  Deng

     By:/S_________________________________________
     Yu  Deng,  President,  Chairman  of  the  Board  &  Director

     Date:     July  15,  2001