Form 10QSB
period 2001-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2001-11-14
CIK 1081376

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

                For the quarterly period ended September 30, 2001

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                       Outstanding as of September 30, 2001
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


ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                     14


PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               14

ITEM  2.  CHANGES  IN  SECURITIES                                          14

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               14

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS   14

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            15

       SIGNATURES                                                          16

                         PART  1.  FINANCIAL INFORMATION

Item  1.  Financial  Statements.

     The  accompanying  unaudited  financial  statements, set forth herein under
Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.





                         Bluepoint Linux Software Corp.

                   Unaudited Consolidated Financial Statements
                  For the three months ended September 30, 2001

     Bluepoint  Linux  Software  Corp.

              Index To Unaudited Consolidated Financial Statements




                                        Pages

                        Consolidated Balance Sheet               1

                   Consolidated Statement of Operations          2

              Consolidated Statement of Stockholders' Equity     3

                   Consolidated Statement of Cash Flows          4

                Notes to Consolidated Financial Statements       5





                                     BLUEPOINT LINUX SOFTWARE CORP.

                                       CONSOLIDATED BALANCE SHEET

 (Expressed  in  US  Dollars)


                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2001             2000
ASSETS                                                                    (UNAUDITED)      (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                             $       11,226   $     159,531
Accounts receivable                                                             22,838          24,650
  Other receivables, deposits and prepayments                                   19,761          40,913
  Amounts due from directors                                                     6,762           5,900
  Inventories                                                                      757             757

  Total current assets                                                          61,344         231,751

OFFICE EQUIPMENT, NET                                                           77,907          97,339

TOTAL ASSETS                                                            $      139,251   $     329,090

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable                                                      $        2,476   $         362
  Other payables and accrued expenses                                          104,245         725,855
  Other taxes payable                                                            1,220             955

  Total current liabilities                                                    107,941         727,172


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share;
  20,000,000 shares authorized; none issued or outstanding
Common stock, par value $0.001 per share;
  80,000,000 shares authorized;
  20,240,000 shares issued and outstanding                                      20,390          20,100
Additional paid-in capital                                                     982,266         243,086
Accumulated losses                                                            (971,346)       (661,268)

                                                                                31,310        (398,082)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      139,251   $     329,090

See accompanying notes to unaudited consolidated financial statements.




















































































                                          BLUEPOINT LINUX SOFTWARE CORP.

                                       CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed  in  US  Dollars)



                                      THREE                 THREE                 NINE                  NINE
                                   MONTHS ENDED          MONTHS ENDED         MONTHS ENDED          MONTHS ENDED
                                SEPTEMBER 30, 2001    SEPTEMBER 30, 2000    SEPTEMBER 30, 2001    SEPTEMBER 30,2001
                               --------------------  --------------------   ------------------    -----------------
                                   (Unaudited)           (Unaudited)            (Unaudited)           (Unaudited)
                               --------------------  --------------------   --------------------  -----------------
NET SALES                      $            32,969   $           158,766    $           100,640   $         332,204

COST OF SALES                                    -               (65,333)                     -            (89,320)

GROSS PROFIT                                32,969                93,433                100,640             242,884

SELLING EXPENSES                           (15,314)              (90,712)              (38,877)           (227,523)

GENERAL AND
  ADMINISTRATIVE EXPENSES                  (70,709)             (142,633)             (372,271)           (249,596)

OPERATING LOSS                             (53,054)             (139,912)             (310,508)           (234,235)

INTEREST INCOME                                 20                 3,294                   430                5,347

LOSS BEFORE INCOME TAX                     (53,034)             (136,618)             (310,078)           (228,888)

PROVISION FOR INCOME TAX                         -                     -                     -                    -

NET LOSS                       $           (53,034)  $          (136,618)  $          (310,078)  $        (228,888)

EARNINGS PER SHARE
  - BASIC AND DILUTED          $                 -   $                 -   $                 -   $                -

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  - BASIC                                20,000,000            20,000,000            20,000,000          20,000,000

  - DILUTED                              20,390,000            20,100,000            20,390,000          20,100,000



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.






































                                           BLUEPOINT LINUX SOFTWARE CORP.

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Expressed  in  US  Dollars)





                                                                                            TOTAL
                                       COMMON STOCK          ADDITIONAL                  STOCKHOLDERS'
                                    NUMBER                    PAID-IN     ACCUMULATED      EQUITY
                                  OF SHARES       AMOUNT      CAPITAL       LOSSES        (DEFICIENCY)

Balance, September 3, 1999            -        $     -      $      -      $   -           $    -

Contribution of capital               -              -           24,155       -              24,155

Issuance of shares for Sinx
  transaction                      15,600,000     15,600        223,400       -             239,000

Issuance of shares in connection
  with reverse merger               4,750,005      4,750         (4,719)      -                  31

Cancellation of shares               (250,005)      (250)           250       -                 -

Net loss                              -              -              -       (661,268)     (661,268)

Balance, December 31, 2000         20,100,000   $  20,100    $  243,086   $ (661,268)     (398,082)

Issuance of shares                    120,000         120       599,980       -            600,100

                                      15,000           15         7,950       -              7,965

                                       5,000            5         3,900       -              3,905

                                     150,000          150       127,350       -            127,500

Net loss                                 -             -           -        (310,078)    (310,078)

Balance, September 30, 2001       20,390,000    $   20,390   $  982,266   $ (971,346)   $   31,310


                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                          BLUEPOINT LINUX SOFTWARE CORP.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS

(Expressed  in  US  Dollars)


                                                                                  NINE               NINE
                                                                              MONTHS ENDED        MONTHS ENDED
                                                                            SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                                                                (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $       (310,078)  $          (228,888)
Adjustments to reconcile net loss
    to net cash used in operating activities
  Depreciation of office equipment                                                15,242                 4,386
  Non-cash compensation expenses                                                 739,470                     -
  Write-off of organizational costs                                                                         31
  Changes in:
  Accounts receivable                                                              1,812               (43,279)
  Other receivables, deposits and prepayments                                     21,152               (40,659)
  Amount due from directors                                                         (862)              (31,978)
  Inventories                                                                          -                 1,519
  Accounts payable                                                                 2,114                 3,406
  Other payables and accrued expenses                                           (621,610)              137,969
  Other taxes payable                                                                265                 3,583

NET CASH USED IN OPERATING ACTIVITIES                                           (152,495)             (193,910)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                         4,190               (64,947)

NET CASH USED IN INVESTING ACTIVITIES                                              4,190               (64,947)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from a potential investor                                              -               600,100

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              -               600,100

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                            (148,305)              341,243

Cash and cash equivalents at beginning of period                                 159,531                 6,863

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       11,226   $           348,106


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                         Bluepoint Linux Software Corp.

                   Notes To Consolidated Financial Statements
                            (Expressed in US Dollars)

NOTE  1  -  Basis  of  Presentation

The accompanying financial statements as of September 30, 2001 and for the three months ended September 30, 2001, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company audited annual financial statements for the period ended December 31, 2000.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for the three months ended September 30, 2001, have been made. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

NOTE  2  GOING  CONCERN

As of September 30, 2001, the Company has suffered accumulated losses of $971,346. Historically, the Company major stockholders provided the Company with financing sources. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management fund raising exercise will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

NOTE  3  COMMITMENTS  AND  CONTINGENCIES

Operating  lease  commitment

As of September 30, 2001, the Company had commitments under non-cancellable operating leases expiring less than one year amounting to $9,832. Rental payments for each of the succeeding periods are:

                               October 1, 2001 to December 18, 2001          249
                              October 1, 2001 to December 19,2001          9,583

                                                                     $     9,832


NOTE  4  -  ISSUANCE  OF  SHARES

No  Issuance  of  Shares  in  the  quarter  ending  September  30,  2001


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

RESULTS  OF  OPERATIONS   (Expressed  in  US  Dollars).

Three months ended September 30, 2001 compared to three months ended September 30, 2000, and nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

                  Three months ended               Nine months ended
           September 30,      September 30,  September 30,      September 30,
               2001                2000          2001               2000
            (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
 Net sales     32,969          158,766          100,640          332,204


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

 After the quarter ended September 30, 2001, the Company plans to continue to develop the software of "Bluepoint Linux" and Embedded system and also provide technical support to its customers. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications.
 Besides its Linux operating system and Linux solution business, the Company is making significant progress in its embedded Linux business. On July 6,2001,the company entered into a agreement with Shenzhen SED Logic Business Equipment Co.,Ltd("SED").According to this agreement,Bluepoint will develop embedded system ,development kit and relative application solution for SED's cash POS products. On July 24,2001,the company entered into a agreement with Debole Electronic Development, Co.,Ltd('Debole")., room421,W-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, China.According to this agreement, Bluepoint will develop "Smart Terminal' Linux embedded operating system and relative application solution ,provide Linux embedded operating system training course for Debole,license Debole to intall the forementioned operating system and application in its products.
On July 28,2001,the company entered into a agreement with DongGuan Founder Technology Computer Co.,Ltd("Founder"),a leading hareware manufacture in China,Dragon technology Enterrises Ltd(DTE)NEW Town Center,Shilong Dongguan Guangdong China,.According to the contract,Bluepoint will provide Founder embedded system and relative application solution used in Founder's products including IPAQ and Graph client plus,offer Founder Bluepoint Embedded development kit and technical training course.On August 16,2001,the company entered into a "Strategic Alliance agreement" with Shenzhen Strong Arm Newwork Tech Co.,Ltd.According to this agreement,both sides will cooperate in the fields of jointly developing market promotion training technology supporting and customer services.


Liquidity  and  Capital  Resource

 During the first 9 months of 2001 the net decrease in cash and cash equivalent was $148,305. In order to cope with business growth, the net cash used in operating activities was $152,495.

The inability to raise needed cash, plus the continued operating losses experienced by the Company, placed severe strains on the Company's operations.

In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenue and/ or will require additional financing. Our capital requirements are primarily working capital requirements related to software sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

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


ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER
         No  events  subsequent  to  the  second  quarter


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

     Bluepoint  Linux  Software  Corp.

     By:/s/Yu  Deng

     By:/S_________________________________________
     Yu  Deng,  President,  Chairman  of  the  Board  &  Director

     Date:     Nobember  15,  2001