Form 10QSB/A
period 2001-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2001-12-20
CIK 1081376

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

PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

     The accompanying unaudited financial statements, which have not been reviewed by an independent accountant, set forth herein under Part II as an Exhibit, have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


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