Form 10KSB
period 2001-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2002-04-15
CIK 1081376

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-KSB

     Pursuant  to  Section  13  or  15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                         Bluepoint  Linux  Software  Corp.
                         -----------------------------------------
               (Exact  name  of  Registrant  as  specified  in  charter)

            Indiana                     0-25797                 35-2070348
   (State  or  other  jurisdiction    (Commission           (I.R.S.  Employee
        of  incorporation)            File  Number)         Identification No.)

                      4F., Xinyang Building,Bagua 4th Road
                      Shenzhen,  Guangdong  518029,  P.R.China

                    (Address  of  principal  executive  offices)

       Registrant's  telephone  number,  including  area  code:  011867552450750

                SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)OF
                      THE  SECURITIES  EXCHANGE  ACT  OF  1934:

Title of Each Class              Name of Each Stock Exchange on Which Registered
----------------------------------------------------------------------
     Common                                         None

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 40 5of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on at February 28, 2002, was approximately $161,700.

         The number of shares held by non-affiliates of Registrant's Common Stock outstanding on February 28, 2002, was 5,390,000.

         The Registrant's total revenues for the twelve-month period ended December 31, 2001, were $118,663.



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

ITEM  4.      SUBMISSION  OF  MATTERS
                   TO  A  VOTE  OF  SECURITY  HOLDERS                    6

                                     PART  II

ITEM  5.      MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
                    RELATED  STOCKHOLDER  MATTERS                        6

ITEM  6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
                    OR  PLAN  OF  OPERATION                              7


ITEM  7.      FINANCIAL  STATEMENTS                                     10

ITEM  8.      CHANGES  IN  AND  DISAGREEMENTS  WITH
               ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
     DISCLOSURE                                                         31


                                    PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
                AND  CONTROL  PERSONS;  COMPLIANCE  WITH
                SECTION  16(a)  OF  THE  EXCHANGE  ACT                  31

ITEM  10.  EXECUTIVE  COMPENSATION                                      33

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
                 OWNERS  AND  MANAGEMENT                                34

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED
                 TRANSACTIONS                                           34

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                        34

SIGNATURES                                                              35







                                     PART  I

ITEM  1.   DESCRIPTION  OF  BUSINESS

Business  Development

         Bluepoint Linux Software Corp. (the "Company" or "Bluepoint") was originally established as Shenzhen Sinx Software Co., Ltd. ("Sinx") in the People's Republic of China (the "PRC") on September 3, 1999, as a limited liability company. It commenced operations in October 1999 and is engaged in the licensing of its software, "Bluepoint Linux" to PRC original equipment manufacturers of personal computers and the sale of "Bluepoint Linux" software packages to software retailers in the PRC.

         The business of the Company is focused on Linux operating system, embedded Linux platform and related service and support. The Company developed the first true Chinese Linux operating system called Bluepoint. Bluepoint is very stable, easy to use and offers high performance. It supports multiple languages and is very suitable for Asian users. The Company also developed Linux operating system for embedded devices such as PDA (personal digital assistant), Set-top box, Intelligent housing system (called E-home) and web pad. Up till August 2001, Bluepoint was pre-installed in computers by several major computer manufactures in China, including Great Wall, TCL, and Xiahua Sanbao. Two companies, Yuanzheng and Great Wall, have signed agreement with Bluepoint to use Bluepoint Embedded Linux system in their PDA products.

     On January 19th , 2001 the Company entered into an agreement with Great Wall Computer Co.,Ltd (hereinafter "GW"), the Great Wall Building S&T Garden Nanshan Dict, Shenzhen, China. Pursuant to the terms of the agreement, the Company will customize Bluepoint Linux operating system for GW, license GW to pre-install Bluepoint Linux operating system in its PC products and provide other related support and service.

     On February 27th,2001 the Company entered into an agreement with Shenzhen Launch Computer Co.,Ltd (hereinafter"SLC"),9/F, Aihua Computer Duilding , Mid Shennan Road Shenzhen, China, according to this agreement, the Company will design and develop PDA hardware, circuit panel; design and make a sample of PDA for SLC.

     On February 28th, 2001 the Company entered into an agreement with Great Wall Computer Co.,Ltd, Great Wall Building S&T Garden Nanshan Dict, Shenzhen, China . According to this agreement, the Company will develop PDA operating system and related application for GW's PDA products, provide GW Bluepoint Embedded Development Kit, train the technicians of GW, license PDA operating system and related application to GW, provide GW related technical support and consultant service.

     On March 8th,2001 the Company entered into a strategic corporation agreement with Beijing SpaceLinux Technologies Ltd. , Room 0320 3/F, the Intercontinental Building 16# Anwai Ande Road East-Tawn Dict., Beijing China to jointly establish a long-term cooperation relationship to expand the market of Linux-base products, launch "SpaceLinux Security Embedded Solution for StrongArm Powered By BluePoint (short from Space SES)".

     On March 15th, 2001 the Company entered into an agreement with Inventec Electronics (Tianjin) Co., Ltd (hereinafter"IE") , #38 West-Lake road Nankai Dict. Tianjin China.According to this agreement, the company will customize software based on Linux(RH7.0) for IE.

   On March 15th ,2001 the Company entered into an agreement with Surface Mount Technology Ltd. (hereinafter "SMT") ,Unit D 19/F., Block West Wenhua Building. Shennan Dong RD., Shenzhen, China .According to this agreement, the company will develop and provide the Bluepoint embedded system to SMT.

     On April 30,2000,the Company signed a "Technology Development Contract" with DongGuan Founder Technology Computer Co.,Ltd ("Founder"), a leading hardware manufacture in China, located at Dragon Technology Enterprises NEW Town Center, Shilong Dongguan Guangdong China. According to the contract, the company will furnish Founder embedded system, development kit and relative application solution for Founder's thin client products.

     On May 24,2001, the Company entered into a agreement with Debole Electronic Development Co.,Ltd ( "Debole")., room421,W-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, China. According to this agreement, Bluepoint will develop embedded operating system and relative application for Debole's "Ehome" project.

     On July 6,2001, the Company entered into a agreement with Shenzhen SED Logic Business Equipment Co.,Ltd("SED"). According to this agreement, the company will develop embedded system ,development kit and relative application solution for SED's cash POS products.

On July 24,2001, the Company entered into a agreement with Debole Electronic Development, Co.,Ltd ("Debole")., room421,W-2, SEG Science & Industry Park, Huaqiang Road North, Shenzhen, China. According to this agreement, the company will develop "Smart Terminal" Linux embedded operating system and relative application solution, provide training courses of Linux embedded operating system for Debole, license Debole to install the forementioned operating system and application in its products.

     On July 28,2001, the Company entered into a agreement with DongGuan Founder Technology Computer Co.,Ltd("Founder"), located at Dragon Technology Enterprises NEW Town Center, Shilong Dongguan Guangdong China. According to the agreement, the company will provide Founder embedded system and relative application solution for Founder's products including IPAQ and Graph client plus, offer Founder Bluepoint Embedded development kit and technical training courses.

     On August 16,2001, the Company entered into a "Strategic Alliance agreement" with Shenzhen Strong Arm Newwork Tech Co.,Ltd. relating to cooperate in the fields of jointly developing market promotion training technology supporting and customer services.



Business  of  Issuer

         Bluepoint  Linx  operating  system  is  a  competitor  to  Microsoft
Windows. Just as many of the personal computer manufacturers in the United States and elsewhere, "pre-install" Microsoft Windows, Chinese companies such as Great Wall, TCL, Xiahua, Downing pre- install Linux on some of their PC series. Right now, Linux is mostly used on servers since Microsoft Windows NT server charges per use license fee. The Company believes that the Linux operating system is more efficient and stable when compared with Windows system. It has basic programs such as software similar to Microsoft "Word", "Spreadsheet", etc. The Company has been focusing on
developing  and  marketing  embedded  Linux  systems.   The  Company  's
embedded system for PDA, Set-top box, Intelligent Housing System and Web Pad are currently available to its customers.

       The Company faces competitions from other Linux software companies in China. The major competitors are Redflag Software Co.,Ltd., TurboLinux Inc. and Xteam Software Co.Ltd. The Company believes that it has the lead in both Linux server and embedded system operating system technology. However the competitors such as Redflag and TruboLinux has stronger financial backing than the Company does.

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

         Bluepoint Software Technology (Shenzhen) Co.,Ltd has been granted a ten years operation period which can be extended with approvals from relevant People's Republic of China authorities. In addition to its presence in the People's Republic of China, the Company intends to expand its market in the near future.

         As  of  December  31,  2001,  the  Company  has 12 full time employees.

ITEM  2.  DESCRIPTION  OF  PROPERTY

        Our principal office has moved to 4F.,Xinyang Building,Bagua 4th Road,Futian District,Shenzhen Guangdong,P.R China in January 2002 on a temporary rent-free arrangement . Our previous offices at A1406, Electronics Science & Technology building, 2070 Shennan zhong Road Shenzhen Guangdong 518031, P.R.China and 4/F , International Education Communication Center, Beijing PolyU, #66 West Beisanhuan Road, Haidian District,Beijing,China were closed. The leases on those locations expired on August 8, 2001 and December 20, 2001 respectively.



ITEM  3.  LEGAL  PROCEEDINGS

The  Company  is  presently  not  involved  in  any  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         During the 2001 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

                                     PART  II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

The following table sets forth the bid prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during fiscal year 2001. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.


       Quarter  Ended                      HIGH                     LOW
       --------------                      ----                     ---
       December  31,  2001                 $0.20                    $0.03
       September  30,  2001                $0.53                    $0.15
       June  30,  2001                     $0.85                    $0.51
       March  31,  2001                    $0.88                    $0.53


Shareholders

         There were approximately 163 record holders of Common Stock as of December 31, 2001, holding a total of 20,390,000 outstanding shares of Common Stock of which 4,517,000 was in the public float.

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

     In March 2000, $600,100 was received from a potential investor, In February 2001, the Company reached an agreement with the investor to settle the debt. The investor agreed to accept stocks for the $600,100 at $5 per shares which is the conversion price agreed to by the both parties at that time. As a result of the agreement, the Company has agreed to issue the investor 120,000 restricted shares, and the investor has agreed to accept these shares for the entire $600,100 investment. On March 14,the restricted stocks was issued to the investor according to this agreement.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company 's business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

         On January 7, 2000, Sinx entered into a Plan of Agreement and Reorganization (the "Agreement") with MAS Acquisition XI Corp. ("MAS"), an Indiana corporation. Prior to the agreement, On January 5, 2000, MAS cancelled 8,203,133 shares of its common stock. The agreement called for MAS to effectuate a 15 for 1 forward stock split. As consideration for the acquisition of Sinx, the Company issued 15,500,000 restricted shares of the Company's par value $0.001 common stock to the shareholders of Sinx, leaving a total of 20,000,000 shares of common stock issued and outstanding. As result of the Agreement between the Company and Sinx, Sinx became and operates as, a wholly owned subsidiary of MAS.

         Further, as a result of the Agreement, the Company has accepted the resignation of Aaron Tsai, the Company's sole Director and Officer, as of February 16, 2000, and appointed Yu Deng, as President and Chief Executive
Officer  and Yu Deng,  Zhe  Kang,  ShengMiao  Liao,  YiHuo  Ye and  Ling Li,  as
Directors.

         The Company formally changed its name to Bluepoint Linux Software Corp.on February 16, 2000 to reflect the fact that Sinx is best known for its Bluepoint Linux Operating System. Bluepoint Linux Software Corp.(the "Company" or, "Corporation"), presently has executive offices at:4F.,Xinyang Building,Bagua 4th Road Shenzhen, Guangdong 518029, P.R.China

         The individuals who collectively owned 100% of Sinx's registered share capital prior to January 7, 2000 were Yu Deng, Zhe Kang, Yihuo Ye, Shengmiao Liao and Ling Li. Pursuant to the acquisition of Sinx, the Company underwent a change of control and these five individuals obtained a majority interest in the Company and were appointed as the Company's directors and/or officers.


Results  of  Operations

Comparison between the twelve-month period ended December 31, 2001 with the nine-month period ended December 31, 2000


                       Year                       Nine  months
              ended  December  31,  2001     ended  December 31, 2000
               -----------------------        ----------------------
Net  sales            118,663                       303,622
----------            -------                       -------


Net sales were derived principally from service fees from software development of "Bluepoint Embedded" embedded system, training services to enterprise customers, licensing "Bluepoint Linux" to PRC original equipment manufacturers of personal computers. Net sales in 2001 also include sale of software packages.

Cost and operating expenses consisted principally of the salary for program engineers and management, rental expenses for office, administration expenses, depreciation and other miscellaneous expenses. The cost in 2001 also includes cost of software packages sold.


On  February  27,  2001,  March 14, 2001 and June 28, 2001, 15,000 shares, 5,000 shares and 150,000 shares of common stock of the Company, par value of US$0.001 each, respectively, were issued to employees for their past services rendered to the Company. The issued prices were based on the market value of US$0.531, US$0.781, and US$0.850 per share on those respective dates with aggregate of US$170 as share capital and US$139,200 as additional paid-in capital. These amounts were recognized as an expense in the year.

The decrease of costs in comparison with the corresponding periods were principally attributable to close our Beijing office, dismissal of some employees, including an decrease in staff headcount from 42 as of December
31,  2000  to  12  as  of  December  31,  2001.

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

         During the year 2002, the Company plans to continue to develop the software of "Bluepoint Linux" and Embedded system and also provide technical support to its customers. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications.

    If the Company is successful in implementing its growth strategy, the management believes it can undergo a period of rapid growth. Besides its Linux operating system and Linux solution business, the Company is making significant progress in its embedded Linux development. The Company is developing an embedded Linux intelligent housing system in cooperating with a technology company, Debole Electronic Development, Co.,Ltd. The Company has signed agreements relating to developing embedded system such as for PDA or cash POS or thin client products with Shenzhen Launch Computer Co.,Ltd , Great Wall Computer Co.,Ltd , Surface Mount Technology Ltd , DongGuan Founder Technology Computer Co.,Ltd and Shenzhen SED Logic Business Equipment Co.,Ltd respectively . The Company also signed agreements with Inventec Electronics (Tianjin) Co.Ltd(IE) relating to customizing software based on Linux(RH7.0) OS for IE .The management believes that embedded system will start to generate revenue in year 2002.


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

   In March 2000, $600,100 was received from a potential investor, In February 2001, the Company reached an agreement with the investor to settle the debt. The investor agreed to accept stocks for the $600,100 at $5 per shares which is the conversion price agreed to by the both parties at that time. As a result of the agreement, the Company has agreed to issue the investor 120,000 restricted shares, and the investor has agreed to accept these shares for the entire $600,100 investment.On March 14,the restricted stocks was issued to the investor according to this agreement.

During the year ended December 31, 2001, in order to cope with business development, the net cash used in operating activities was $220,625. Net cash provided by investing activities was $1,018 ,net cash provided by financing activities was $60,386,and net decrease in cash and cash equivalents was $159,221. The decrease in cash and cash equivalents is mainly due to the loss from operations for $413,814 for the period.

The inability to raise needed cash, plus the continued operating losses experienced by the Company, placed severe strains on the Company 's operations, resulting in the going concern qualification as noted in the
Note 3 to the Financial Statements. The existing major stockholders are concluding the negotiation with potential investors. The investors wishes to acquire enough shares from major stockholders to gain majority control of the company. The investors are major shareholders of a manufacturer of vehicle repair and maintenance equipment that requires support of embedded software solutions. In fact, Blupeoint developed Embedded Linux operating system for a PDA automobile diagnostic system for this manufacturer. The conclusion of the transaction would bring stable revenue to the company since the investors intend to continue to contract the Company to provide embedded software solutions to the investor's current business. While the directors are confident that transaction will be concluded and the investors will provide necessary funding to support the company's operation, there is no assurance that the transaction will be concluded, and even if the transaction were concluded, there is no assurance that the investors would provide sufficient funding to support the Company's operation.


In order to meet its continuing cash requirements and to successfully implement its growth strategy, Other than relying on funding from the potential investors, the Company must significantly increase its revenue. The Company hopes to generate significant revenue starting from the second quarter of 2002. In order to implement its growth strategy ,the Company has to recruit adequate experienced computer engineers and increase the staff salary to a competitive market level.

In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.


Events  That  Took  Place  Subsequent  to  Fiscal  Year Ending December 31, 2001

No  events  that  took  place subsequent to fiscal year ending December 31, 2001


New  Accounting  Pronouncements

In March 2001, the Financial Accounting Standards Board issued FIN No. 44, "Accounting for certain transactions involving stock compensation". FIN No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for stock issued to employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchange of awards in a business combination, after July 1, 2001. The implementation of FIN No. 44 did not have a material effect on the Company's results of operations as no stock options were granted to employees up to the balance sheet date.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business combinations" and SFAS No. 142, "Goodwill and other intangible assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS No.
142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of long-lived assets and long-lived assets to be disposed of". The provisions of SFAS No. 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. At this time, the management believes that the adoption of either of these statements will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, it requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The implementation of SFAS No. 143 did not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS 121. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are applied prospectively. At this time, the management believes that the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.



ITEM  7.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

         See the audited financial statements attached hereto and numbered F-1 through F-6.



                         Bluepoint Linux Software Corp.

                        Consolidated Financial Statements
                               For the Year Endded
                                December 31, 2001



                         Bluepoint  Linux  Software  Corp.

                   Index  To  Consolidated  Financial  Statements




                                        Pages

Independent  Auditors's  Report                                       F-1

Consolidated  Statements  of  Operations                              F-2

Consolidated  Balance  Sheets                                         F-3

Consolidated  Statements  of  Cash  Flows                             F-4

Consolidated  Statements  of  Stockholders'  Deficiency               F-5

Notes  to  Consolidated  Financial  Statements                        F-6



                          Independent Auditors' Report

To the Board of Directors and stockholder's of Bluepoint Linux Software Corp.

We have audited the accompanying consolidated balance sheets of Bluepoint Linux Software Corp. (an Indiana Corporation) and its subsidiary as of December 31,
2000 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows from September 3, 1999 (date of inception) to March 31, 2000, from April 1, 2000 to December 31, 2000 and for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2000 and 2001 and the results of the operations and the cash flows from September 3, 1999 (date of inception) to March 31, 2000, from April 1, 2000 to December 31, 2000 and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. The Group's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the major stockholders, raising additional capital, increasing revenue, and achieving and maintaining profitable operations. These factors raise substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MOORES  ROWLAND
Chartered  Accountants
Certified  Public  Accountants
Hong  Kong
Date:March  26,2002



                                                Bluepoint Linux Software Corp.

                                             Consolidated Statements of Operations


                                                        Period from
                                                     September 3, 1999       Period from
                                                   (date of inception) to   April 1, 2000 to      Year Ended
                                                        March 31, 2000     December 31, 2000    December 31, 2001
                                                  NOTE        US$               US$                   US$
NET SALES                                                   62,613             303,622             118,663
Cost of sales                                              (18,075)            (74,736)            (95,620)

GROSS PROFIT                                                44,538             228,886              23,043

Selling expenses                                           (10,309)           (290,575)            (45,159)

General and administrative expenses                        (42,684)           (597,881)           (391,698)

LOSS FROM OPERATIONS                                        (8,455)           (659,570)           (413,814)

NON-OPERATING INCOME
Interest income                                                159               6,598                 441

LOSS BEFORE INCOME TAXES                                    (8,296)           (652,972)           (413,814)

Provision for income taxes                          2(g)         -                   -                   -

LOSS BEFORE EXTRAORDINARY ITEM                              (8,296)           (652,972)           (413,373)

Extraordinary item                                 11(c)         -                   -             506,500

NET (LOSS) INCOME                                           (8,296)           (652,972)             93,127


(Loss) Earnings per share of common stock - Basic   2(i)         -               (0.03)               0.005


Weighted average number of shares outstanding       2(i)   20,000,000         20,033,455          20,281,164


                                                 F2




                                                  Bluepoint Linux Software Corp.
                                                    Consolidated Balance Sheets



                                                                   December 31, 2000       December 31, 2001
ASSETS                                                NOTE              US$                       US$
CURRENT ASSETS
Cash and cash equivalents                                              159,531                     310
Trade receivable                                                        24,650                  14,191
Deposits, prepayments and other debtors                 4               40,913                     115
Due from directors                                      5                5,900                  11,744
Inventories                                             2(d)               757                       -

TOTAL CURRENT ASSETS                                                   231,751                  26,300

Property, plant and equipment, net                      6               97,339                  54,494

TOTAL ASSETS                                                           329,090                  80,854

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Trade payable                                                              362                   2,476
Other creditors and accrued charges                     7              725,855                 137,095
Due to directors                                        5                    -                  11,268
Due to a stockholder                                    8                    -                   2,000
Other taxes payable                                     9                  955                       -

TOTAL CURRENT LIABILITIES                                              727,172                 152,839

STOCKHOLDERS' DEFICIENCY:
Preferred stock, par value of US$0.001 per share;
 20,000,000 shares authorized,
 none issued or   outstanding                                                -                       -
Common stock, par value of US$0.001 per share,
 80,000,000 shares authorized;
 20,100,000 and 20,385,000 shares issued and
 outstanding as of December 31, 2000 and 2001,
 respectively                                                           20,100                  20,390
Additional paid-in capital                                             243,086                 475,766
Accumulated losses                                                    (661,268)               (568,141)

TOTAL STOCKHOLDERS' DEFICIENCY                                        (398,082)                (71,985)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         329,090                  80,854

                                                      F3







                                             Bluepoint  Linux  Software  Corp.

                                         Consolidated  Statements  of  Cash  Flows



                                                       Period from
                                                     September 3, 1999        Period from
                                                    (date of inception) to   April 1, 2000 to       Year Ended
                                                       March 31, 2000       December 31, 2000    December 31, 2001
                                                            US$                US$                     US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                         (8,296)           (652,972)                93,127

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation                                                628              17,072                 21,437
 Non-cash compensation expenses (Notes 11a & 11b)              -             239,000                139,370
Non-cash extraordinary item (Note 11c)                         -                   -               (506,500)
Write off of organization costs                               31                   -                      -
 Loss on disposal of property, plant and equipment             -                   -                 20,390

Changes in working capital:
 Trade receivable                                        (24,338)               (312)                10,459
 Deposits, prepayments and other debtors                 (16,640)            (24,273)                40,798
 Inventories                                              (8,110)              7,353                    757
 Due from directors                                       (4,420)             (1,480)                (5,844)
 Trade payable                                             3,937              (3,575)                 2,114
 Other creditors and accrued charges                     104,674              21,081                (49,046)
 Due to directors                                              -                   -                 11,268
 Due to a stockholder                                          -                   -                  2,000
 Other taxes payable                                         560                 395                   (955)

NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES       48,026            (397,711)              (220,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposal of property, plant and equipment       -                   -                  5,986
 Acquisition of property, plant and equipment            (31,373)            (83,666)                (4,968)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (31,373)            (83,666)                 1,018

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advance from the local government (Note 7)                    -                   -                 60,386
 Cash received from an investor                          600,100                   -                      -
 Contribution capital in connection with reverse
  acquisition                                             24,155                   -                      -

NET CASH PROVIDED BY FINANCING ACTIVITIES                624,255                   -                 60,386

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     640,908            (481,377)              (159,221)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD/YEAR          -             640,908                159,531

CASH AND CASH EQUIVALENTS AT END OF PERIOD/YEAR          640,908             159,531                    310

NON-CASH FINANCING ACTIVITIES
Issuance of shares to employees (Notes 11a & 11b)              -             239,000                139,370
Issuance of shares to an investor (Note 11c)                   -                   -                 93,600

                                                               -             239,000                239,970

                                                 F4






Bluepoint  Linux  Software  Corp.

                                      Consolidated Statements of Stockholders' Deficiency




                                                                                      ADDITIONAL     ACCUMULATED
                                                               COMMON STOCK         PAID-IN CAPITAL     LOSSES       TOTAL
                                                               -------------        ---------------   ----------     -----
                                                      NOTE   Number        US$            US$             US$         US$

Balance as of September 3, 1999                                 -           -              -               -            -
Contribution capital                                   10       -           -           24,155             -         24,155
Net loss                                                        -           -              -            (8,296)      (8,296)

Balance as of March 31, 2000                                    -           -           24,155          (8,296)      15,859
Issuance of shares for Sinx transaction                  15,500,000      15,500        (15,500)            -            -
Issuance of shares in connection with reverse merger      4,750,005       4,750         (4,719)            -             31
Cancellation of shares                                     (250,005)       (250)           250             -            -
Issuance of shares to an employee                    11(a)  100,000         100        239,900             -        239,000
Net loss                                                        -           -              -          (652,972)    (652,972)

Balance as of December 31, 2000                          20,100,000      20,100        243,086        (661,268)    (398,082)
Issuance of shares to employees                      11(b)  170,000         170        139,200             -        139,370
Issuance of shares to an investor                    11(c)  120,000         120         93,480             -         93,600
Net income                                                      -           -              -            93,127       93,127

BALANCE AS OF DECEMBER 31, 2001                          20,390,000      20,390        475,766        (568,141)     (71,985)

                                                  F5




1.     ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

Shenzhen Sinx Software Co., Ltd. ("Sinx") was established in the People's Republic of China (the "PRC") on September 3, 1999 as a wholly local investment owned enterprise with limited liability. It commenced operations in October 1999 and is engaged in the provision of embedded Linux solutions and related service and support to PRC original equipment manufacturers of personal computers and the sale of "Bluepoint Linux" software packages to software retailers in the PRC. Sinx has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities.

On January 5, 2000, MAS Acquisition XI Corp. ("the Company") cancelled 8,203,133 shares of its common stock held by its major stockholder. On January 7, 2000, the Company effected a 15 for 1 forward split. On January 17, 2000, 100% of the registered share capital of Sinx was acquired by the Company, in exchange for 15,500,000 shares of the Company's $0.001 par value common stock. After issuing 15,500,000 shares of the common stock to the owners of Sinx, the Company has a total of 20,000,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Sinx with Sinx as the acquirer (reverse acquisition). The historical financial statements prior to January 17, 2000 are those of Sinx. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Sinx. On May 10, 2000, Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd. and has become a wholly foreign investment owned enterprise with limited liability as approved by the relevant PRC authorities.

The Company was initially incorporated in the State of Indiana on October 7, 1996. On February 16, 2000, the Company changed its name to Bluepoint Linux Software Corp.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

a)     Principles  of  consolidation
The consolidated financial statements include the financial information of the Company and its wholly-owned subsidiary (collectively referred to as the "Group"). All material intercompany balances and transactions have been eliminated on consolidation.

b)     Statement  of  cash  flows
For the purposes of the statement of cash flows, the Group considers all highly liquid debt instruments with an original maturity within three months to be cash equivalents.


c)     Property,  plant  and  equipment  and  depreciation
Property,  plant and equipment are stated at cost less accumulated depreciation.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally recognized as an expense in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the following rates per annum:

Leasehold  improvement          Over  the  lease  term
Computer  equipment             20%
Office  equipment               20%

The Group recognizes an impairment loss on property, plant and equipment when evidence, such as the sum of expected discounted future cash flows, indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

d)     Inventories
Inventories, comprise finished goods of software packages for sale, are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

e)     Revenue  recognition
Revenue from software package sales is recognized when all shipment obligations have been met, fees are fixed and determinable, collection of sales proceeds is deemed probable and persuasive evidence of an agreement exists.

Revenue from software licensing, net of business tax, is recognized in accordance with terms stipulated in licensing agreement.

Revenue from provision of computer consultancy and engineering services, net of business tax, is recognized when services are rendered in stages as separate identifiable phases of a project are completed.

f)     Operating  leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

g)     Income  taxes
The Company and its subsidiary did not carry on any business and did not maintain any branch office in the United States of America. No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company and its subsidiary has been made.

Pursuant to the relevant laws and regulations in the PRC, the subsidiary, as a wholly foreign investment owned enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profit-making year of operation and thereafter and will be entitled to 50% relief from the PRC enterprise income tax for the following three years. Since the subsidiary has not made any profit since its becoming a wholly foreign investment owned enterprise, it is within the tax exemption period and therefore no taxation for the PRC enterprise income tax is provided for the periods/year.

The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. No provision for deferred taxation has been made as there is no temporary difference at the balance sheet date.
h)     Foreign  currency  translation
The Company maintains its accounting books and records in US$ and the subsidiary maintains its accounting books and records in Renminbi ("RMB"). Foreign currency transactions during the year are translated into US$ by the Company and RMB by the subsidiary at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are re-translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

On consolidation, the financial statements of the subsidiary are translated into US$ using the closing rate method, whereby the balance sheet items are translated into US$ using the approximate exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period/year.

     All exchange differences arising on the consolidation are recorded within equity. During the periods/year, exchange rates between US$ and RMB were fairly stable, there was no net effect to the stockholders' equity/(deficiency).

i)     Earnings  per  share
Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the periods.

     Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the periods/years and, accordingly, basic and diluted earnings per share are the same.

j)     Uses  of  estimates
     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Group's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

     k)     Contract  costs
     Contract costs relating to provision of computer consultancy and engineering services including direct labor costs and those indirect costs related to contract performance, are included in income statement as incurred.

l)     Bad  debts
     The Group routinely assesses the financial strength of its customers. Credit losses are provided for in the financial statements in the form of an allowance for doubtful debts, based upon past experiences and current market conditions.
m)     Recently  issued  accounting  pronouncements
     In March 2001, the Financial Accounting Standards Board issued FIN No. 44, "Accounting for certain transactions involving stock compensation". FIN No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for stock issued to employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchange of awards in a business combination, after July 1, 2001. The implementation of FIN No. 44 did not have a material effect on the Group's results of operations as no stock options were granted to employees up to the balance sheet date.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business combinations" and SFAS No. 142, "Goodwill and other intangible assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS No.
142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the impairment of long-lived assets and long-lived assets to be disposed of". The provisions of SFAS No. 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. At this time, the management believes that the adoption of either of these statements will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, it requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The implementation of SFAS No. 143 did not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS 121. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are applied prospectively. At this time, the management believes that the adoption of this statement will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

3.     CONTINUED  OPERATIONS

     The accompanying consolidated financial statements have been prepared assuming the Group will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

     The existing major stockholders are concluding the negotiation with two potential investors to acquire substantial common stock of the Company from the existing major stockholders. The potential investors are substantial stockholders of a manufacturer of vehicle repair and maintenance equipment that requires support of embedded software solutions. The conclusion of the deal will bring stable revenue to the Group by securing contracts for the provision of the embedded software solutions to the manufacturer. While there is no assurance that the deal will be concluded, the directors are very confident that it will be finalized and the potential investors will gain majority control of the Company and will also provide necessary financial support to maintain the Group as a going concern. Therefore, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of uncertainty of this deal.


4.     DEPOSITS,  PREPAYMENT  AND  OTHER  DEBTORS
                                                    As of December 31,
                                                   2000          2001
                                                   ----          ----
                                                    US$           US$

Utility  deposits                                 27,504          -
Prepayment                                        11,557          -
Other  debtors                                     1,852          115

                                                  40,913          115


5.     DUE  FROM  DIRECTORS  /  DUE  TO  DIRECTORS

     The Group from time to time, received from or made repayments to directors. The amounts due from and to directors are unsecured, interest-free and have no fixed repayment terms.


6.     PROPERTY,  PLANT  AND  EQUIPMENT,  NET
                                               As of December 31,
                                               2000          2001
                                               ----          ----
                                               US$           US$

Computer  equipment                           79,155        54,047
Other  equipment                               8,070         6,440
Leasehold  improvement                        27,814        27,814
Less:  Accumulated  depreciation             (17,700)      (33,807)

Net  book  value                              97,339        54,494

7.     OTHER  CREDITORS  AND  ACCRUED  CHARGES

     Included in other creditors and accrued charges as of December 31, 2000 was US$600,100 due to an investor. The amount was unsecured, interest-free and was settled during the year as consideration for issuing 120,000 shares of common stock, par value of US$0.001 each, to the investor as detailed in note 11c.

Also included in other creditors and accrued charges as of December 31, 2000 was advance from local government in the PRC amounting US$60,386. The advance is unsecured, interest-free and repayable in one year. If the Group satisfies certain requirements set by the local government within one year, the local government may waive the repayment from the Group.


8.     DUE  TO  A  STOCKHOLDER

During the year ended December 31, 2001, the stockholder made advances to the Group amounting to US$2,000 and had not been repaid as of December 31, 2001. The amount is unsecured, interest-free and has no fixed repayment terms.


9.     OTHER  TAXES  PAYABLE

     Other taxes payable comprise mainly Valued-Added Tax ("VAT") and Business Tax ("BT"). VAT is charged at a rate of 17% (before October 2000: 4%) on the selling price of the Group's products. BT is charged at a rate of 5% on the revenue from software licensing, computer consultancy and engineering services.


10.     CONTRIBUTION  OF  CAPITAL

On January 17, 2000, 100% of the registered capital of Sinx amounting to US$24,155 was contributed into the Company as a result of reverse acquisition.


11.     ISSUANCE  OF  SHARES

a) On October 1, 2000, 100,000 shares of common stock, par value of US$0.001 per share, of the Company were issued to an employee for past services rendered to the Group. The issued price was based on the market value of US$2.39 per share on that date, totaling US$239,000 with US$120 as share capital and US$238,900 as additional paid-in capital. The amount was recognized as an expense in 2000.

b)     On  February  27,  2001, March 14, 2001 and June 28, 2001, 15,000 shares,
5,000 shares and 150,000 shares of common stock, par value of US$0.001 each, respectively, were issued to employees for their past services rendered to the Group. The issued prices were based on the market value of US$0.531, US$0.781, and US$0.850 per share on those respective dates with aggregate of US$170 as share capital and US$139,200 as additional paid-in capital. These amounts were recognized as an expense in the year.

c) In March 2001, the Company reached an agreement with an investor to settle the debt of US$600,100 by issuing 120,000 shares of restricted common stock, par value of US$0.001 per share, at US$5 per share on March 14, 2001 to the investor when the market price was US$0.780 per share. As a result of the issuance of the common stock, an extraordinary gain of US$506,500 was recognized in the year with US$120 as share capital and US$93,480 as additional paid-in capital.



12.     SUPPLEMENTAL  INFORMATION

     The  following  items  are  included  in  the  Consolidated  Statements  of
Operations:

                        Period from
                      September 3, 1999       Period from
                    (date of inception) to  April 1, 2000 to    Year ended
                       March 31, 2000      December 31, 2000  December 31, 2001
                  Note     US$                    US$                 US$
Interest income     a        159                  6,598                441
Business tax        b      2,665                 18,220              4,437
Advertising and
 marketing expenses c      1,807                 168,470                -
Bad debts
 written off        d        -                       -               24,348
Loss on disposal
 of property, plant
 and equipment      d        -                       -               20,390
Rental expenses under
 operating leases   d      5,104          51,544                     88,033

a) Interest income is included in "Other income (expenses), net" in the Consolidated Statements of Operations.

b) Business tax is net off to net sales in the Consolidated Statements of Operations.

c) Advertising and marketing expenses are included in "Selling expenses" in the Consolidated Statements of Operations.

d) Bad debts written off, loss on disposal of property, plant and equipment and rental expenses under operating leases are included in "General and administrative expenses" in the Consolidated Statements of Operations.


13.     OPERATING  LEASE  COMMITMENTS

     As of December 31, 2000, the Group had commitments under non-cancellable operating leases expiring within one year amounting US$66,853. As of December 31, 2001, the Group had no operating lease commitment.
14.     STOCK  OPTION  PLAN

     On November 30, 2000, the stockholders of the Company approved a plan of stock-based compensation incentives for employees of the Company. The plan is known as "Bluepoint Linux Software Corp. Employee Benefit Plan" (the "Plan"). The Company shall designate 400,000 shares of common stock for awards pursuant to this Plan. There is no guarantee that all 400,000 shares will be issued.

     There will be no sale of stock to employees under the Plan. The Board of Directors determines the awards to be made from time to time to the employees.


15.     OPERATING  RISKS

     (a)     Concentration  of  credit  risk

     The Group provides embedded Linux solutions, design and trade self-developed software packages. Concentration of accounts receivable as of December 31, 2000 and December 31, 2001 are as follows:

                                         As of
                     March 31, 2000  December 31, 2000  December 31, 2001
                     --------------  -----------------  -----------------
                           %                 %                   %

    Customer A             -                 -                   85
    Customer B             -                 9                   14
    Customer C             83                82                  -

                           83                91                  99

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Group's major customers and related companies but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.


     (b)     Concentration  of  suppliers

None of the purchases from suppliers accounted for more than 5% of the Group's purchases for the periods/year.

                                       F6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. MAS Acquisition XI Corp. 's independent accountant during 1999 and up to June 20, 2000 was Tubbs & Bartnick, P.A., 2300 Glades Rd., Ste. 415, Boca Raton, Florida 33413. Subsequent to that time, the Company has selected a new independent accountant, On that date, the Company changed accountants from Tubbs & Bartnick, P.A to BDO International, 111 Connaught Road Central, 29th Floor, Wing On Centre, Hong Kong; (852)254-5041. The details of that selection change are described in the Company's Form 8-K filed on June 23, 2000. On March 12, 2002 the company changed its accountants from BDO International Certified Public Accountants to Moores Rowland, 34/F, The Lee Gardens, 33 Hysan Avenue, Hong Kong; (852) 2909 563. . The details of that change are described in the Company's Form 8-K filed on March 29, 2002.



                                    PART  III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Name                Age           Position(s)  and  Office(s)
----                ---           ---------------------------
Yu  Deng            27            President, Chairman of the Board & Director
Zhe  Kang           31            Vice  President,  Director
Yihuo  Ye           31            Director
Shengmiao  Liao     31            Secretary,  Vice  President,&  Director
Ling  Li            28            Director

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

Compliance  With  Section  16(a)of  the  Exchange  Act

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


ITEM  10.  EXECUTIVE  COMPENSATION

      The following table summarizes certain information concerning executive compensation paid to or accrued to the Company's chief executive officer during the Company's last fiscal year. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 2001. Yu Deng,Zhe Kang,Shengmiao Liao are also employees of the company. They earn regular salary as employees but do not receive additional compensation for their responsibilities as directors.


SUMMARY  COMPENSATION  TABLE

                    SUMMARY  COMPENSATION  TABLE

                           Annual  Compensation  Awards   Long Term Compensation
 Name  and
 Principal
 Position     Year  Salary($)  Bonus($)  Other  Restricted  Options/  LTI  Other
                    Annual     Stock     SARs  (#)    Payout
                    Comp.      Awards
Yu  Deng,     2001   7,379      -0-       -0-      -0-        -0-    -0-    -0-
President

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners  and  Management

         The following table sets forth certain information concerning the stock ownership as of February 28, 2002, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 20,390,000 shares of Common Stock issued on February 28, 2002.


Name  and  Address  of                   Title of Class and Amount    Percentage
Beneficial  Owner  and  Management    of  Beneficial  Ownership      of  Class
---------------------------------     -------------------------      -----------

Yu  Deng                               4,200,000  shares               20.59%
6-704,#2  HuaFa  Bei  Road,
Shenzhen,  China

Shengmiao  Liao                        3,750,000  shares               18.39%
602,  B  Building,  HuiYaYuan,
Shenzhen,  China

Zhe  Kang                              3,150,000  shares               15.44%
Dormitory  of  Shenzhen
Special  Zone  Daily,
Shenzhen,  China

Ling  Li  2,700,000  shares            2,700,000  shares               13.24%
602,  B  Building,  HuiYaYuan,
Shenzhen,  China

YiHuo  Ye                              1,200,000  shares                5.88%
Floor  18,  HuaRun  Building,
No.8  JianGuoMen  North  St,
Beijing,  China

All  Directors  and                   15,000,000                       73.56%
Officers  as  a  Group

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2001.

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