Form 10QSB
period 2002-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2002-05-15
CIK 1081376

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

                For  the  quarterly  period  ended  March  31,  2002

    [  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE  ACT  OF  1934
Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

               Class                       Outstanding  as  of  March  31,  2002
  $0.001 Par Value Class A Common Stock             20,390,000  Shares





                                TABLE  OF  CONTENTS

PART  1                                                                    PAGE

ITEM  1.  FINANCIAL  STATEMENTS                                             2

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS         8


ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                     10


PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               11

ITEM  2.  CHANGES  IN  SECURITIES                                          11

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               11

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS   11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11

       SIGNATURES                                                          11


                         PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.




                                BLUEPOINT LINUX SOFTWARE CORP.
                            (CONDENSED CONSOLIDATED BALANCE SHEETS)


                                                                   (Unaudited)
                                                                     March 31,      December 31,
                                                                       2002             2001
                                                                        US$              US$
ASSETS
Current assets
Cash and cash equivalents                                               19,711            310
Trade receivable                                                        12,077         14,191
Deposits, prepayments and other debtors                                    870            115
Due from directors                                                       6,234         11,744

Total current assets                                                    38,892         26,360

Property, plant and equipment, net                                      52,972         54,494

Total assets                                                            91,864         80,854


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Trade payables                                                           2,476          2,476
Other creditors and accrued charges                                    173,674        137,095
Due to directors                                                        11,268         11,268
Due to a stockholder                                                     2,000          2,000

Total current liabilities                                              189,418        152,839

Stockholders' deficit:
Preferred stock, par value of US$0.001 per share;
      20,000,000 shares authorized, none issued or outstanding               -              -

Common stock, par value of US$0.001 per share,
      80,000,000 shares authorized:
      20,390,000 shares issued and outstanding                          20,390         20,390
Additional paid-in capital                                             475,766        475,766
Accumulated losses                                                    (593,710)      (568,141)

Total stockholders' deficiency                                         (97,554)       (71,985)

Total liabilities and stockholders' deficiency                          91,864         80,854


See notes to condensed consolidated financial statements.




                                                  BLUEPOINT LINUX SOFTWARE CORP.
                                        (CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)


                                                            (Unaudited)                         (Unaudited)
                                                 Three months ended March 31, 2002   Three months ended March 31, 2001
                                                                US$                                 US$

Net sales                                                      27,350                              21,802
Cost of sales                                                 (18,682)                                  -

Gross profit                                                    8,668                              21,802


Selling expenses                                               (7,272)                            (14,490)

General and administrative expenses                           (27,100)                           (103,363)

Loss from operations                                          (25,704)                            (96,051)

Non-operating income
Other income                                                      121                                   -
Interest income                                                    14                                 383

Loss before income taxes                                      (25,569)                            (95,668)

Provision for income taxes                                        -                                   -

Net loss                                                       (25,569)                            (95,668)


Loss per share of
     Common stock - basic                                       (0.001)                            (0.0047)

Weighted average number of
      Shares outstanding                                      20,390,000                          20,115,611




See notes to condensed consolidated financial statements.




                                         BLUEPOINT LINUX SOFTWARE CORP.

                                (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)



                                                                                 (unaudited)      (unaudited)
                                                                               March 31, 2002   March 31, 2001
                                                                                     US$              US$
Cash flows from operating activities:
Net loss                                                                           (25,569)         (95,668)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation                                                                         2,775            5,424
Non-cash compensation expenses                                                         -            611,970

Changes in working capital:
Accounts receivable                                                                  2,114             -
Other receivables, deposits and prepayments                                           (755)        (12,355)
Amount due from directors                                                            5,510          (1,208)
Other payables and accrued expenses                                                 36,579        (637,088)
Other tax payable                                                                      -              (205)

Net cash provided by (used in) operating activities                                 20,654        (129,130)

Cash flows from investing activities:
Acquisition of property, plant and equipment                                        (1,253)            692

Net cash (used in) provided by  investing activities                                (1,253)            692

Net increase (decrease) in cash and cash equivalents                                19,401        (128,438)
Cash and cash equivalents at beginning of period                                       310         159,531

Cash and cash equivalents at end of period                                          19,711          31,093



See notes to condensed consolidated financial statements.








































                                                 BLUEPOINT LINUX SOFTWARE CORP.

                                 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY)



                                        Common stock    Additional paid-in capital    Accumulated losses     Total Losses
                                        ------------    --------------------------    ------------------     ------------
                                      Number       US$              US$                        US$              US$
                                        ------------    ---------------------------     ----------------     ------------
Balance as of January 1, 2001      20,100,000   20,100          243,086                    (661,268)        (398,082)
Issuance of shares to employees       170,000      170          139,200                        -             139,370
Issuance of shares to an investor     120,000      120           93,480                        -              93,600
Net income                                -         -               -                        93,127           93,127

Balance as of December 31, 2001    20,390,000   20,390          475,766                    (568,141)         (71,985)
Net loss                                  -         -               -                       (25,569)         (25,569)

Balance as of March 31, 2002       20,390,000   20,390          475,766                    (593,710)         (97,554)





                         BLUEPOINT LINUX SOFTWARE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note  1.       Basis  of  Presentation

         The accompanying financial statements as of March 31,2002 and for the three months ended March 31, 2001, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the period ended December 31, 2001.

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

     In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2002 and for the three months ended 31 March, 2002, have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.


Note  2.      Going  Concern

     As of March 31, 2002, the Company has suffered accumulated losses of $593,710. Historically, the Company major stockholders provided the Company with financing sources. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management will be successful in continuing to raise fund. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.


Note  3.     Issuance  of  shares

     No  shares  were  issued  in  the  quarter  ending  March  31,  2002.

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

RESULTS  OF  OPERATIONS   (Expressed  in  US  Dollars).

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

                  Three  months  ended
              March  31,          March  31,
               2002                2001
            (Unaudited)        (Unaudited)
 Net  sales     27,350            21,802

Net sales were derived principally from service fees from software development of "Bluepoint Embedded" embedded system .

Cost of sales consisted principally of salaries of program engineers . Operating and administrative expenses consisted principally of salaries of management and supporting staff, rental expenses, depreciation expenses and other miscellaneous expenses.

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

 After the quarter ended March 31, 2002, the Company plans to continue to develop the software of "Bluepoint Linux" and Embedded system and also provide technical support to its customers. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications.

Liquidity  and  Capital  Resources

During the first 3 months of 2002 the net increase in cash and cash equivalent was $19,401. In order to cope with business growth, the net cash provided by operating activities was $20,654.

The inability to raise needed cash, plus the continued operating losses experienced by the Company, placed severe strains on the Company's operations. Two new shareholders have acquired shares from the existing major stockholders and become the substantial stockholders of the Company. The new stockholders are major shareholders of a manufacturer of vehicle repair and maintenance equipment that requires support of embedded software solutions. In fact, Bluepoint developed Embedded Linux operating system for a PDA automobile diagnostic system for this manufacturer. The introduction of these two new stockholders would bring stable revenue to the Company since the manufacturer intend to continue to contract the Company to provide embedded software solutions to the manufacturer's current business. While the directors are confident the introduction of new stockholders will provide necessary funding to support the Company's operations, there is no assurance that the new stockholders would provide sufficient funding to support the Company's operation.

In order to meet its continuing cash requirements and to successfully implement its growth strategy, other than relying on funding from the potential investors, the Company must significantly increase its revenue. The Company hopes to generate significant revenue starting from the second quarter of 2002. The capital requirements are primarily working capital requirements related to software sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Business  Risks

     The Company is facing two risks, namely, market risk and technical risk. If the Company cannot get sufficient funding, the Company will not be able to quickly capture large enough market share in Linux operating system market and embedded Linux market in China and in the world market.


Competition

     The company has a leading position in the Chinese Linux Operating System market and embedded Linux market. However, the company is facing competition from both Chinese companies and other companies.

Management  of  Growth.

As a leading Linux operation system development Company, the Company stands in a unique position in the growing Linux market in the PRC. The Company has developed Linux-based "Bluepoint Embedded!" embedded system for PDA, set-top box, intelligent housing system, cash Pos etc. These products are used by a considerable number of reputable companies in PRC

If the Company is successful in implementing its growth strategy, the Company believes it can undergo rapid growth. Controlled and rapid growth will allow development of new products and the enhancement of current products.


ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  FIRST  QUARTER
         No  events  subsequent  to  the  first  quarter


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

     Bluepoint  Linux  Software  Corp.

     By:/s/Yu  Deng

     By:/S_________________________________________
     Yu  Deng,  President,  Chairman  of  the  Board  &  Director

     Date:     May  15,  2002