Form 10QSB
period 2002-06-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2002-08-14
CIK 1081376

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


                        4F.,Xinyang Building,Bagua 4th Road
                        Shenzhen,Guangdong  518029,P.R.China
                    (Address  of  principal  executive  offices)

       Registrant's  telephone  number,  including  area  code:  011867552450750

     [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE  ACT  OF  1934

                For  the  quarterly  period  ended  June  30,  2002

    [  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE  ACT  OF  1934
Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

               Class                       Outstanding  as  of  June  30,  2002
  $0.001  Par  Value  Class  A  Common  Stock             20,485,000  Shares







                                TABLE OF CONTENTS

PART  1                                                                    PAGE

ITEM  1.  FINANCIAL  STATEMENTS                                             2

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS         7


ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                     10


PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               10

ITEM  2.  CHANGES  IN  SECURITIES                                          10

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               11

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS   11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11

       SIGNATURES                                                          11







                         PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.




                                       BLUEPOINT LINUX SOFTWARE CORP.
                                   (CONDENSED CONSOLIDATED BALANCE SHEETS)



                                                                                  (Unaudited)     December 31,
                                                                                      2002           2001
                                                                                       US$            US$
ASSETS
Current assets
Cash and cash equivalents                                                              9,502            310
Trade receivable                                                                         870         14,191
Deposits, prepayments and other debtors                                               17,512            115
Due from directors                                                                         -         11,744

Total current assets                                                                  27,884         26,360

Property, plant and equipment, net                                                    62,513         54,494

Total assets                                                                          90,397         80,854

LIABILIITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Trade payables                                                                         2,476          2,476
Other creditors and accrued charges                                                  100,313        137,095
Due to directors                                                                       4,988         11,268
Due to a stockholder                                                                  11,892          2,000
Due to a related company                                                             149,742              -

Total current liabilities                                                            269,411        152,839
                                                                             ----------------  -------------

Stockholders' deficit:
Preferred stock, par value of US$0.001 per share;
      20,000,000 shares authorized, none issued or outstanding                             -              -

Common stock, par value of US$0.001 per share,
      80,000,000 shares authorized:
      20,485,000 and 20,390,000 shares issued and outstanding, respectively           20,485         20,390
Additional paid-in capital                                                           477,766        475,766
Accumulated losses                                                                  (677,265)      (568,141)

Total stockholders' deficit                                                         (179,014)       (71,985)

Total liabilities and stockholders' deficit                                           90,397         80,854

See notes to condensed consolidated financial statements.




                                                 BLUEPOINT LINUX SOFTWARE CORP.
                                       (CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)


                                         (Unaudited)     (Unaudited)        (Unaudited)     (Unaudited)
                                         Three months    Three months       Six months       Six months
                                          ended June      ended June         ended June      ended June
                                          30, 2002         30, 2001          30, 2002         30, 2001
                                             US$             US$                US$             US$
Net sales                                     -            45,869              27,350          67,671
Cost of sales                                 -              -                (18,682)           -

Gross profit                                  -            45,869               8,668          67,671


Selling expenses                           (6,554)         (9,073)            (13,826)        (23,563


General and administrative expenses       (79,205)       (198,199)           (106,305)       (301,562)

Loss from operations                      (85,759)       (161,403)           (111,463)       (257,454)

Non-operating income
Other income                                2,195            -                  2,316            -
Interest income                                 9              27                  23             410

Loss before income taxes                  (83,555)       (161,376)           (109,124)       (257,044)

Provision for income taxes                    -              -                    -              -

Net loss                                  (83,555)       (161,376)           (109,124)       (257,044)


Loss per share of
Common stock - basic
                                           (0.004)        (0.008)              (0.005)          (0.13)


Weighted average number of
common shares outstanding
      Basic                             20,436,556     20,243,333          20,413,149       20,179,806


See notes to condensed consolidated financial statements.




                                    BLUEPOINT LINUX SOFTWARE CORP.

                           (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)



                                                       (unaudited)             (unaudited)
                                                    Six months ended        Six months ended
                                                      30 June 2002            30 June 2001
                                                           US$                     US$

Cash flows from operating activities:
Net loss                                                (109,124)              (257,044)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation                                               9,749                 10,793
Non-cash expenses                                          2,095                739,470

Changes in working capital:
Accounts receivable                                       13,321                  1,812
Other receivables, deposits and prepayments              (17,397)                17,692
Due from directors                                        11,744                   (499)
Trade payables                                             9,892                   -
Other creditors and accrued charges                      (36,782)              (668,231)
Due to directors                                          (6,280)                  -
Other tax payable                                           -                     1,485

Net cash used in operating activities                   (122,782)              (154,522)

Cash flows from investing activities:
Acquisition of property, plant and equipment             (17,768)                (4,248)

Net cash used in investing activities                    (17,768)                (4,248)

Cash flows from financing activities
    Advances from a related company                      149,742                   -

Net cash provided by financing activities                149,742                   -

Net increase (decrease) in cash and cash equivalents       9,192               (158,770)
Cash and cash equivalents at beginning of period             310                159,531

Cash and cash equivalents at end of period                 9,502                    761


See notes to condensed consolidated financial statements.

















                                             BLUEPOINT LINUX SOFTWARE CORP.

                             (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY)


                                                           Additional
                                     Common stock        paid-in capital     Accumulated losses     Total
                                   ------------------    ---------------     ------------------     ------
                                   Number        US$           US$                  US$               US$
                                   ------------------    ---------------     ------------------     ------
Balance as of January 1, 2001      20,100,000   20,100       243,086           (661,268)          (398,082)
Issuance of shares to employees       170,000      170       139,200               -               139,370
Issuance of shares to an investor     120,000      120        93,480               -                93,600
Net income                               -         -           -                 93,127             93,127

Balance as of December 31, 2001    20,390,000   20,390       475,766           (568,141)           (71,985)
Issuance of shares to employees       100,000      100         5,900               -                 6,000
Cancellation of shares                 (5,000)     (5)        (3,900)              -                (3,905)
Net loss                                 -        -            -               (109,124)          (109,124)

Balance as of June 30, 2002        20,485,000   20,485       477,766           (677,265)          (179,014)




                         BLUEPOINT LINUX SOFTWARE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note  1.       Basis  of  Presentation

         The accompanying financial statements as of June 30,2002 and for the three-month period and six-month period ended June 30, 2002, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2001.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

     In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three-month period and six-month period ended 30 June 2002 and cash flows for the six-month period ended 30 June, 2002, have been made. The results of operations for the three-month period or six-month period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.


Note  2.      Going  Concern

     As of June 30, 2002, the Company has suffered accumulated losses of US$677,265. Historically, the Company's major stockholders provided the Company with financing sources. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing. There is an uncertainty that management will be successful in continuing to raise funds. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.


Note  3.     Issuance  of  shares

On 16 May, 2002, 100,000 shares of common stock, par value of $0.001 per share, of the Company were issued to an employee for services rendered. The issued price was based on the market value of US$0.06 per share on that date, totaling US$6,000. The amount was recognized as an expense in the period.


ITEM 2. Management's discussion and analysis of financial condition and results of operation and plan of operation

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

Results  of  operations  (Expressed  in  US  Dollars).

Three-months period and six-months period ended June 30, 2002 compared to the same period ended June 30,2001.

                  Three  months  ended               Six  months  ended
              June  30,          June  30,       June  30,           June 30,
               2002                2001           2002                2001
            (Unaudited)        (Unaudited)     (Unaudited)        (Unaudited)
 Net  sales      0                45,869          27,350              67,671

No sales were recognized for the quarter ended June 30,2002 as their were no new orders or new sale contracts in this quarter.As the new product of the Company,AVP is in the development stage, it did not result in income to the Company.

Operating and administrative expenses consisted principally of salaries of management and supporting staff and computer engineers,depreciation expense and other miscellaneous expenses.

The continuous loss was principally attributable to the low and unstable revenue; expenditures incurred to support the operations of the company
..

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

After the quarter ended June 30, 2002, the Company plans to continue to develop the software of "Bluepoint Linux" and Embedded system and also provide technical support to its customers. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications.The Company has commenced the development of a new product,AVP which is an embedded application as an anti-virus and firewall application for enterprises.The R&D of AVP is almost completed and the management anticipates it will be launched in September or October 2002 and will bring the Company enough revenue to cover the costs and expenses.

Liquidity  and  Capital  Resources

During the 6 months of 2002 the net increase in cash and cash equivalent was US$9,192. In order to cope with business growth, the net cash used in operating activities was US$122,782.

The inability to raise needed cash, plus the continued operating losses experienced by the Company, placed severe strains on the Company's operations. Two new stockholders have acquired shares from the existing major stockholders and become the substantial stockholders of the Company. The new stockholders are major shareholders of a manufacturer of vehicle repair and maintenance equipment that requires support of embedded software solutions. In fact, Bluepoint developed Embedded Linux operating system for a PDA automobile diagnostic system for this manufacturer. The introduction of these two new stockholders should bring stable revenue to the Company since the manufacturer intends to continue to contract the Company to provide embedded software solutions to the manufacturer's current business. While the directors are confident the introduction of new stockholders will provide necessary funding to support the Company's operations, there is no assurance that the new stockholders would provide sufficient funding to support the Company's operations.

In order to meet its continuing cash requirements and to successfully implement its growth strategy, other than relying on funding from the stockholders or potential investors, the Company must significantly increase its revenue. The Company hopes to generate significant revenue starting in the third quarter of 2002. The capital requirements are primarily working capital requirements related to software sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

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


Competition

     The  company  has  a  leading  position in the field of technology of Linux
Operating System and embedded Linux in China .However, the company is facing competition from both Chinese companies and other companies abroad.

Management  of  Growth.

As a leading Linux operating system development Company, the Company stands in a unique position in the growing Linux market in the PRC. The Company has developed Linux-based "Bluepoint Embedded!" an embedded system for PDA, set-top box, intelligent housing system, cash Pos etc. These products are used by a considerable number of reputable companies in the PRC. The Company is also developing a new product, AVP which is an embedded application as an anti-virus and firewall hardware for enterprises.It is anticipated that AVP will be launched in September or October 2002.

If the Company is successful in implementing its growth strategy, the Company believes it can undergo rapid growth. Controlled and rapid growth will allow development of new products and the enhancement of current products.


ITEM  3.  Events  subsequent  to  the  second  quarter
         No  events  subsequent  to  the  second  quarter


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

On April 29,2002, 5,000 shares of common stock of the Company issued to an employee were canceled.
On May 16, 2002 , 100,000 shares of common stock of the Company were issued to an employee for his services to the Company.


Item  3.  Defaults  Upon  Senior  Securities

     None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

     None.

Item  5.  Other  Information

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

      None.

                          CERTIFICATIONS  PURSUANT  TO
                             18  U.S.C.  SECTION  1350,
                             AS  ADOPTED  PURSUANT  TO
                  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yu Deng,, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/  Yu  Deng
                                    -----------------------
                                    By:  Yu  Deng
                                    Chief  Executive  Officer
                                    August  14,  2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ying Zeng, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Ying  Zeng
                                    -------------------------
                                    By:  Ying  Zeng
                                    Chief  Financial  Officer
                                    August  14,  2002