Form 10QSB
period 2002-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2002-11-15
CIK 1081376

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

                                 EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                                 EXCHANGE ACT OF 1934

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                       Outstanding as of September 30, 2002

  $0.001 Par Value Class A Common Stock             20,485,000  Shares

TABLE OF CONTENTS

PART  1                                                                    PAGE

ITEM  1.  FINANCIAL STATEMENTS                                             2

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL

  CONDITION AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS         7

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  SECOND  QUARTER                     10

ITEM   4. CONTROLS AND PROCEDURES                                           10

PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               10

ITEM  2.  CHANGES  IN  SECURITIES                                          10

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               11

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS   11

ITEM  5    OTHER INFORMATION                                                 11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11

       SIGNATURES                                                          11

                         PART  1.  FINANCIAL INFORMATION

Item  1.  Financial  Statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED BALANCE SHEETS)

(Unaudited)		(Audited)
September 30, 2002		December 31, 2001
US$		US$
ASSETS
Current assets
Cash and cash equivalents	4,794	310
Trade receivable	870	14,191
Deposits, prepayments and other debtors	17,512	115
Due from directors	-	11,744

Total current assets	23,176	26,360

Property, plant and equipment, net	61,224	54,494

Total assets	84,400	80,854

LIABILIITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Trade payables	2,476	2,476
Other creditors and accrued charges	104,0 29	137,095
Due to directors	4,988	11,268
Due to stockholders	11,89 3	2,000
Due to a related company	220,216	-

Total current liabilities	343,602	152,839

Stockholders' deficit:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 and 20,390,000 shares issued and outstanding, respectively	20,485	20,390
Additional paid-in capital	477,766	475,766
Accumulated losses	(757,453)	(568,141)

Total stockholders' deficit	(259,202)	(71,985)

Total liabilities and stockholders' deficit	84,400	80,854

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended September 30, 2002	(Unaudited) Three months ended September 30, 2001	(Unaudited) Nine months ended September 30, 2002	(Unaudited) Nine months ended September 30, 2001
	US$	US$	US$	US$

Net sales	11,421	32,969	38,771	100,640
Cost of sales	(39,419)	-	(58,101)	-

Gross (loss) profit	(27,998)	32,969	(19,330)	100,640

Selling expenses	(6,605)	(15,314)	(20,431)	(38,877)

General and administrative expenses	(45,593)	(70,709)	(151,898)	(372,271)

Loss from operations	(80,196)	(53,054)	(191,659)	(310,508)

Non-operating income
Other income	-	-	2,316	-
Interest income	8	20	31	430

Loss before income taxes	(80,188)	(53,034)	(189,312)	(310,078)

Provision for income taxes	-	-	-	-

Net loss	(80,188)	(53,034)	(189,312)	(310,078)

Loss per share of
Common stock – basic	(0.004)	(0.003)	(0.009)	(0.015)

Weighted average number of
Shares outstanding	20,485,000	20,390,000	20,437,362	20,250,640

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) Nine months ended September 30, 2002	(unaudited) Nine months ended September 30, 2001
	US$	US$
Cash flows from operating activities:
Net loss	(189,312)	(310,078)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	15,170	15,242
Non-cash expenses	2,095	739,470

Changes in working capital:
Accounts receivable	13,321	1,812
Deposits, prepayments and other debtors	(17,397)	21,152
Amount due from directors	11,744	(862)
Trade payables	-	2,114
Other creditors and accrued charges	(33,06 6 )	(621,610)
Due to directors	(6,280)	-
Due to stockholders	9,89 3
Other tax payable	-	265

Net cash used in operating activities	(193,832)	(152,495)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(21,900)	4,190

Net cash (used in) provided by investing activities	(21,900)	4,190

Cash flows from financing activities
Advances from a related company	220,216	-

	220,216	-

Net increase (decrease) in cash and cash equivalents	4,484	(148,305)
Cash and cash equivalents at beginning of period	310	159,531

Cash and cash equivalents at end of period	4,794	11,226

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEF ICIT )

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2001	20,100,000	20,100	243,086	(661,268)	(398,082)
Issuance of shares to employees	170,000	170	139,200	-	139,370
Issuance of shares to an investor	120,000	120	93,480	-	93,600
Net income	-	-	-	93,127	93,127

Balance as of December 31, 2001	20,390,000	20,390	475,766	(568,141)	(71,985)
Issuance of shares to employees	100,000	100	5,900	-	6,000
Cancellation of shares	(5,000)	(5)	(3,900)	-	(3,905)
Net loss	-	-	-	(189,312)	(189,312)

Balance as of September 30, 2002					(259,202)

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation

         The accompanying financial statements as of September 30,2002 and for the three-month period and nine-month period ended September 30, 200 2 , have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2001.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three-month period and nine-month period ended September 30, 2002 and cash flows for the nine-month period ended September 30, 2002, have been made.  The results of operations for the three-month period or nine-month period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

Note 2.

 Going Concern

As of September 30, 2002, the Company has suffered accumulated losses of US$757,453.  Historically, the Company major stockholders provided the Company with financing sources.  While there is no assurance that funding will be available, the Company is continuing to actively seek funding to operate as a going concern through equity and/or debt financing.  There is an uncertainty that management will be successful in continuing to raise fund s ..  The accompanying financial statements do not include any provisions or adjustments which might result from the outcome of the uncertainty discussed above.

Note 3.

Issuance of shares

On May 16, 2002, 100,000 shares of common stock, par value of US$0.001 per share of the Company were issued to an employee for services rendered.  The issued price was based on the market value of US$0.06 per share on that date, totaling US$6,000 with US$100 as share capital and US$5,900 as additional paid-in capital. The amount was recognized as an expense in the nine-month period ended September 30,2002 ..

Note 4

Related party transactions

For the three-month period and nine-month period ended September 30, 2002, t urnover of US$11,421 was net sales made to a company controlled by substantial stockholders.

ITEM  2. Management’s discussion and analysis of financial condition and results of operation and plan of operation

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

Results of operations  (Expressed  in  US  Dollars).

Three-month period and nine-month period ended September 30, 2002 compared to the same period s ended September 30, 2001.

                  Three months ended               Nine months ended

              September 30,     September 30,   September 30,     September 30,

               2002                2001           2002                2001

            (Unaudited)        (Unaudited)     (Unaudited)        (Unaudited)

 Net sales    11,421              32 , 969           38,771            100,640

Net  sales  were  derived  principally from licence charges  from  software  development  of an embedded system, "Bluepoint  Embedded" .. As the new product of the Company,AVP is in the debugging stage, it did not result in income to the Company.

Cost s and operating and administrative expenses consisted principally of salaries of management and supporting staff and computer engineers,depreciation expense and  other  miscellaneous  expenses.

The continuous loss was principally attributable to the low and unstable revenue;  expenditures  incurred  to  support  the  operations  of  the C ompany .

In order to recruit experienced computer engineers, the C ompany has to increase the  staff  salary  to  a  competitive  market  level.

Critical Accounting Policies and Estimates

There is no critical accounting policy adopted or estimate used in the preparing of the financial statements.

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

After  the  quarter ended September 30, 2002,  the  Company  plans to  continue to  develop  the  software  of  "Bluepoint  Linux"  and Embedded system and also provide  technical  support  to  its  customers. The Company will  significantly increase  its  efforts  in the  development  and  marketing  of  embedded  Linux operating  system  and  embedded  applications. On September 26, 2002 the C ompany signed an agreement with Shenzhen Launch Tech Co.,Ltd(Launch).According to this agreement,the C ompany grants Launch license to use the “Bluepoint Embedded” software in its X431 products.

The Company is in the stage of debugging its new product, AVP , which is an embedded application as an anti-virus and firewall application for enterprises. The management anticipates it will be launched in December 2002 and will bring the Company enough revenue to cover the costs and expenses.

Liquidity  and  Capital  Resources

During the nine months ended September 30, 2002 the net increase in cash and cash equivalent s was  US$4,484.  In order to cope with business growth, the net cash used in operating  activities  was  US$193,832.

The  inability  to  raise  needed  cash,  plus  the  continued  operating losses experienced  by the Company,  placed severe strains on the Company's operations.

Two new stockholders have acquired shares from the existing major stockholders and bec a me the substantial stockholders of the Company.  The new stockholders are major shareholders of a manufacturer of vehicle repair and maintenance equipment that requires support of embedded software solutions. In fact, Bluepoint developed Embedded Linux operating system for a PDA automobile diagnostic system for this manufacturer.  The introduction of these two new stockholders should bring stable revenue to the Company since the manufacturer intends to continue to contract with the Company to provide embedded software solutions to the manufacturer’s current business. While the directors are confident that the introduction of new stockholders will provide necessary funding to support the Company’s operations, there is no assurance that the new stockholders w ill provide sufficient funding to support the Company’s operations.

In order to meet its continuing cash requirements and to successfully  implement  its  growth  strategy, other than relying on funding from the stockholders or potential investors, the Company must significantly increase its revenue. The Company hopes to generate significant revenue starting in the forth quarter of 2002. The capital requirements  are  primarily  working  capital  requirements related to software sales  and costs associated with the expansion of our business, such as research and  development  and  sales  and  marketing  expenses.

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

Management  of  Growth.

As  a leading Linux operating system development Company, the Company stands in a unique  position  in  the  growing  Linux  market  in  the  PRC. The Company has developed  Linux-based  "Bluepoint  Embedded!"  an embedded system for PDA, set-top box,  intelligent  housing  system,  cash  Pos etc. These products are used by a considerable  number  of  reputable  companies  in  the PRC. The Company is also developing a new product, AVP , which is an embedded application as an anti-virus and firewall hardware for enterprises.It is anticipated that AVP will  be launched in December 2002.

If the Company is successful in implementing  its growth  strategy,  the Company believes it can undergo  rapid  growth.  Controlled  and rapid growth will allow development  of  new  products  and  the  enhancement  of  current  products.

ITEM  3.  Events subsequent to the third quarter

         No  events  subsequent  to  the   third quarter .

ITEM   4.

 Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the securities Exchange Act of 1934, as amended), as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such others within the Company.

(b) Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

     None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

     None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

On July 12, 2002, the Company filed a current report on Form 8-K to describe the Company's changes in control,and the resignations of three directors and to provide required information,

As the result, Xin Liu purchased 1,800,000 shares from Yu Deng,  300,000  shares  from Zhe Kang,  1,200,000  shares  from Yihuo Ye, and 2,700,000  shares from Ling Li, for a total  acquisition of 6,000,000  shares or 29.3% of the outstanding  common stock. Jun Liu purchased  2,550,000 shares from Shengmiao Liao and 2,850,000  shares from Zhe Kang,  for a total  acquisition of 5,400,000 shares or 26.4% of the outstanding  common stock.In consideration for the  purchase  of the shares,  Mssrs.  Xin Liu and Jun Liu paid the total sum of 1,000,000 Yuan (or approximately USD$121,950.00) to the named sellers. The Board of  Directors  has  accepted the resignations  of Board members Zhe Kang,  Ling Li, and Yihuo Ye,  effective upon the appointment of new Board members.  The Company has appointed Xin Liu, Jun Liu,  and Frank Kwai Shing to the Board to fill the three vacant seats until the next annual shareholder meeting can be held.

                             CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp.

(the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

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

                                    November 15, 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp.

(the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

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

                                    November 15, 2002