Form 10KSB
period 2002-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2003-03-31
CIK 1081376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                         Bluepoint Linux Software Corp.
                   ------------------------------------------
               (Exact name of Registrant as specified in charter)

           Indiana                     0-25797             35-2070348
       (State or other           (I.R.S. Employee     Commission File Number)
 jurisdiction of incorporation)  Identification No.)


                      4F., Xinyang Building, Bagua 4th Road
                      Shenzhen, Guangdong 518029, P.R.China

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: 011867552450750

                SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

     Title of Each Class     Name of Each Stock Exchange on Which Registered
--------------------------------------------------------------------------------

          Common                                    None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on at February 28, 2003, was approximately $539,000.

     The number of shares held by non-affiliates of Registrant's Common Stock outstanding on February 28, 2003, was 5,390,000.

     The Registrant's total revenues for the twelve-month period ended December 31, 2002, were $580,032.

                                TABLE OF CONTENTS


PART  I
-------

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      1

ITEM  2.     DESCRIPTION  OF  PROPERTY                                      2

ITEM  3.     LEGAL  PROCEEDINGS                                             2

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS    2



PART  II
--------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
             RELATED  STOCKHOLDER  MATTERS                                  2

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OR  PLAN  OF  OPERATION                                        3

ITEM  7.     FINANCIAL  STATEMENTS                                          6

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE                     8


PART  III
---------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
             CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(a)
             OF  THE  EXCHANGE  ACT                                         8

ITEM  10.     EXECUTIVE  COMPENSATION                                      10

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
              OWNERS  AND  MANAGEMENT                                      11

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS           11

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                        11

SIGNATURES                                                                 12


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

     The business of the Company focused on Linux operating system, embedded Linux platform and related service and support. The Company developed the first true Chinese Linux operating system called Bluepoint. Bluepoint is very stable, easy to use and offers high performance. It supports multiple languages and is very suitable for Asian users. The Company also developed Linux operating system for embedded devices such as PDA (personal digital assistant), Set-top box, Intelligent housing system (called E-home) and web pad. Up till August 2001, Bluepoint was pre-installed in computers by several major computer manufactures in China, including Great Wall, TCL, and Xiahua Sanbao. Two companies, Yuanzheng and Great Wall, have signed agreement with Bluepoint to use Bluepoint Embedded Linux system in their PDA products.

     On September 26, 2002 and December 25, 2002, the Company entered into two separate technology development agreements with Launch Tech Company Limited ("Launch") respectively for the development of Linux based software technologies and applications for Launch's automotive diagnostic solutions and on-board automotive computers, and such agreements had been successfully completed and the solutions delivered to Launch. Launch is a listed company in Hong Kong of which two substantial stockholders of the Company are also substantial stockholders.

     The Company also entered into a software development contract with Shenzhen Debole Electronics Development Co., Ltd. ("Debole") whereby the Company provided Linux based software solutions and technologies to Debole for the development of its intelligent home device.

Business  of  Issuer

     Bluepoint Linux operating system is a competitor to Microsoft Windows. Just as many of the personal computer manufacturers in the United States and elsewhere, "pre-install" Microsoft Windows, Chinese companies such as Great Wall, TCL, Xiahua, Downing pre- install Linux on some of their PC series. Right now, Linux is mostly used on servers since Microsoft Windows NT server charges per use license fee. The Company believes that the Linux operating system is more efficient and stable when compared with Windows system. It has basic programs such as software similar to Microsoft "Word", "Spreadsheet", etc. The Company has been focusing on developing and marketing embedded Linux systems. The Company 's embedded system for PDA, Set-top box, Intelligent Housing System and Web Pad are currently available to its customers.

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

     As  of  December  31,  2002,  the  Company  has  26  full  time  employees.


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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the 2002 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

                                     PART II


ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

Market  Information

The following table sets forth the bid prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during fiscal year 2002. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

                         Quarter Ended     HIGH     LOW
                         -------------     ----     ---
                      December 31, 2002    $0.25   $0.10
                      September 30, 2002   $0.30   $0.10
                      June 30, 2002        $0.45   $0.03
                      March 31, 2002       $0.05   $0.03

Shareholders

     There were approximately 162 record holders of Common Stock as of December 31, 2002, holding a total of 20,485,000 outstanding shares of Common Stock of which 4,512,000 was in the public float.

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

     In March 2000, $600,100 was received from a potential investor, In February 2001, the Company reached an agreement with the investor to settle the debt. The investor agreed to accept stock for the $600,100 at $5 per share which is the conversion price agreed to by the both parties at that time. As a result of the agreement, the Company has agreed to issue the investor 120,000 restricted shares, and the investor has agreed to accept these shares for the entire $600,100 investment. On March 14,2001, the restricted shares were issued to the investor according to this agreement.


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

     On May 24, 2002, directors and shareholders Yu Deng, Shengmiao Liao, Zhe Kang, Yihuo Ye and Ling Li entered into a Stock Purchase Agreement (the
"Agreement")with Xin Liu and Jun Liu for the procurement by Mssrs. Xin Liu and Jun Liu of 11,400,000 shares of common stock. Pursuant to the terms of the Agreement, Xin Liu purchased 1,800,000 shares from Yu Deng, 300,000 shares from Zhe Kang, 1,200,000 shares from Yihuo Ye, and 2,700,000 shares from Ling Li, for a total acquisition of 6,000,000 shares or 29.3% of the outstanding common stock. Jun Liu purchased 2,550,000 shares from Shengmiao Liao and 2,850,000 shares from Zhe Kang, for a total acquisition of 5,400,000 shares or 26.4% of the outstanding common stock. In consideration for the purchase of the shares, Mssrs. Xin Liu and Jun Liu paid the total sum of 1,000,000 Yuan (or approximately USD$121,950.00) to the named sellers. In accordance with the Agreement, the Board of Directors has accepted the resignations of Board members Zhe Kang, Ling Li, and Yihuo Ye. Mssrs. Xin Liu, Jun Liu, and Frank Kwai Shing have been appointed by the shareholders to fill the three vacant seats of the Board.


Results  of  Operations

Comparison between the twelve-month period ended December 31, 2002 with the twelve-month period ended December 31, 2001

            Year ended December 31, 2002     Year ended December 31, 2001
            ----------------------------     ----------------------------

  Net sales           580,032                         118,663

Net sales were derived principally from the receipt of software development service fees from software development services for corporate customers in the PRC, which included the development of Linux based software applications and the licensing of "Bluepoint Linux" embedded solutions to these customers. The significant increase of net sales in 2002 was mainly due to the completion of two major Linux solutions and software development contracts with Launch and Debole for their on-board automotive computers and intelligent home devices, respectively. The directors expect that the Company will have further similar contracts with Launch in 2003, but also expect that these contracts will contribute to a less significant proportion of the Company's total revenues as the Company already began to distribute its newly developed products, such as Mailarmor in 2003.

As  of  December  31,  2002,  the Company had trade receivables of approximately
$314,000, which was solely due from Debole. As the payments of these software development assignments from customers are negotiated on a case by case basis. The amount due from Debole represents two agreements of which approximately $320,000 has been agreed in the contract to be settled in two installments. As at the date of this report, approximately $121,000 has been received. The directors are of the opinion that there are no foreseeable difficulties in recovering the amount.

Cost of sales and general and administrative expenses consisted of principally of the salary for program engineers and management staff, depreciation and other miscellaneous administrative expenses. Cost of sales was reduced by a fund of $60,386 from the PRC local government authority for the Company's development of certain general Linux software technology.

Other reasons for the decrease of costs and expenses in comparison with the previous corresponding years include the closure of the Beijing office, the reduction of staff salaries, tighter control in expenses and costs and the rent free office premises provided by Launch.

Both the increase of net sales and decrease of costs have resulted in a net profit of approximately USD$298,352, which represented a growth of approximately 220.4% from the previous corresponding year. Since the Company will mainly retain its cash earnings for future operating and investment purposes, no cash dividends has been declared for the period.

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

     In the year 2003, the Company plans to concentrate on the development of embedded "Bluepoint Linux" solutions and related applications. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications in three fields, namely, automotive technologies, network security and consumer electronics.

     If the Company is successful in implementing its growth strategy, management believes that it can undergo a period of rapid growth. For automotive technologies, the Company will mainly rely on its co-operations with Launch in developing ICar, which is an on-board automotive computer to be installed on automobiles and with the functions of multi-media, security and global positioning system. ICar will be mainly marketed to automotive manufacturers in the PRC, which experienced significant increase in business volumes in recent years, through the marketing network of Launch. For network security, the Company has completed the development of Mailarmor, which is a specialized virus detection device to be installed at the sever end of corporate customers for the purpose detecting and filtering e-mail viruses. Mailarmor will be marketed to system integrators and computer distributors in the PRC. For consumer electronics, the Company is continuing to develop e-Home, the intelligent multi-media server, and such development is expected to be completed by the end of the year. The management believes that these products will start to generate revenues in year 2003.


Capital  Resources  and  Liquidity

During the year ended December 31, 2002, the net cash provided by operating activities was $25,739. In order to cope with business development, net cash used in investing activities was $22,555. There was no financing activities and net increase in cash and cash equivalents was $3,184. The increase in cash and cash equivalents is mainly due to the profit from operations for $298,352 for the year.

In order to meet its continuing cash requirements and to successfully implement its growth strategy, other than relying on revenue from its operating activities, the Company may have to seek additional funding from the potential investors. In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Events  That  Took  Place  Subsequent  to  Fiscal  Year Ending December 31, 2002

No  event  took  place  subsequent  to  fiscal  year  ending  December  31 2002.

New  Accounting  Pronouncements

     In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS 121. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2002 and are applied prospectively. At this time, the management believes that the adoption of this statement will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     This Statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. In other words, calendar year-end companies must comply when issuing their 2002 annual reports. Companies must also provide the disclosures in their quarterly reports containing condensed financial statements for interim periods beginning after December 15, 2002 (first quarter 2003 for calendar year-end companies). The management believes that the adoption of this statement will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.


ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

See the audited financial statements attached hereto and numbered F-1 through F-6.




                         BLUEPOINT LINUX SOFTWARE CORP.

                        Consolidated Financial Statements
                               For the Year Ended
                                December 31, 2002


                         Bluepoint Linux Software Corp.

                   Index To Consolidated Financial Statements


     Pages
     -----

Independent  Auditor's  Report                                      F-1

Consolidated  Statements  of  Operations                            F-2

Consolidated  Balance  Sheets                                       F-3

Consolidated  Statements  of  Cash  Flows                           F-4

Consolidated  Statements  of  Stockholders'  Equity                 F-5

Notes  to  Consolidated  Financial  Statements                      F-6




Independent Auditors' Report

To the Board of Directors and Stockholders of

Bluepoint Linux Software Corp.



We have audited the accompanying consolidated balance sheets of Bluepoint Linux Software Corp. (an Indiana Corporation) and its subsidiary as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our auditsin accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2001 and 2002 and the results of the operations and the cash flows for and the years ended December 31, 2001 and 2002, in conformity with accounting principles generally acceptedin the United States of America.





MOORES  ROWLAND
Chartered  Accountants
Certified  Public  Accountants
Hong  Kong
March  25,2003



                           Bluepoint Linux Software Corp.

                        Consolidated Statement of Operations

                                                Year Ended      Year Ended
                                             December 31 2001  December 31 2002
                                        Note        US$             US$

Net Sales                                         118,663         580,032
Cost of Sales                                     (95,620)        (81,044)
                                              --------------    --------------

Gross Profit                                       23,043         498,988

Selling Expenses                                  (45,159)         29,163

General and Administrative Expenses              (391,698)       (173,825)
                                              --------------    --------------

(Loss) Profit from Operations                    (413,814)        296,000

Non-Operating Income
  Other Income                                        441           2,352
                                              --------------    --------------

(Loss) Profit before Income Taxes                (413,373)        298,352

Provision for Income Taxes               2(g)        -               -

(Loss) Profit before Extraordinary Item          (413,373)        298,352

Extraordinary Item                       8(b)     506,500            -

Net Income                                         93,127         298,352
                                               =============    =============

(loss) Earnings per share of common stock
before extraordinary item   - Basic      2(i)     (0.020)          0.015
                            - Diluted    2(i)     (0.020           0.015
                                               =============    =============
Earnings per share of common stock, after
extraordinary item          - Basic      2(i)      0.005           0.015
                            - Diluted    2(i)      0.005           0.015
                                               =============    =============
Weighted average number of
  shares outstanding                     2(i)   20,281,164       20,449,630

                  The financial statements should be
          read in conjunction with the accompanying notes.




                          Bluepoint Linux Software Corp.
                           Consolidated Balance Sheets

                                         December 31, 2001    December 31, 2002
ASSETS                             Note        US$                  US$

Current assets
Cash and cash equivalents                          310                3,494
Trade receivables                               14,191              314,009
Deposits, prepayments
           and other debtors        3              115                7,554
Due from directors                  4           11,744                 -
                                             -------------       ------------

Total current assets                            26,360              325,057

Property, plant and equipment, net  5           54,494               56,311

Total assets                                    80,854              381,368
                                             =============       ============

LIABILITIES AND STOCKHOLDERS'
  (DEFICIENCY)/EQUITY

Current Liabilities
Trade payable                                    2,476                2,476
Other creditors and accrued charges 6          139,095              101,531
Due to directors                    4           11,268                4,126
Due to a related company            7             -                  44,773
                                              ------------       ------------

Total current liabilities                      152,839              152,906

Stockholders' (deficiency)/equity:
Preferred stock, par value
 of US$0.001 per share
 20,000,000 shares authorized,
 none issued or outstanding                       -                    -
Common stock, par value
 of US$0.001 per share
 80,000,000 authorized;
20,390,000 and 20,485,000 shares
 issued and outstanding as of
 December 31,2001 and 2002 respectively         20,390               20,485
Additional paid in capital                     475,766              477,766
Accumulated losses                            (568,141)            (269,789)
                                             -------------       ------------

Total stockholders' (deficiency)/equity        (71,985)             228,462

TOTAL LIABILITIES AND STOCKHOLDERS'
 (DEFICIENCY)/EQUITY                            80,854              381,368
                                             =============        ===========

                  The financial statements should be
          read in conjunction with the accompanying notes.


                       Bluepoint Linux Software Corp
                   Consolidated Statements of Cash Flows

                                              Year Ended         Year Ended
                                           December 31,2001   December 31, 2002
                                                  US$                US$
Cash flows from operating activities
Net income                                        93,127            298,352

Adjustments to reconcile net income to  net
 cash provided by (used in)
 operating activities:
Depreciation                                      21,437             20,738
Non-cash compensation expenses (notes 8a and 8c) 139,370              6,000
Non-cash compensation expense credit upon
 cancellation of shares                            -                 (3,905)
Non-cash extraordinary item (note b)            (506,500)              -
Loss on disposal of property
 plant and equipment                              20,390               -


Changes in working capital:
 Trade receivables                                10,459           (299,818)
 Deposits, prepayments and other debtors          40,798             (7,439)
 Inventories                                         757               -
 Due from directors                               (5,844)            11,744
 Trade payable                                     2,114               -
 Other creditors and accrued charges             (48,001)           (37,564)
 Due to directors                                 11,268             (7,142)
 Due to a related company                           -                44,773
                                              -------------      -------------

Net cash (used in) provided
 by operating activities                         (220,625)           25,739
Cash flows from investing activities
 Proceed from disposal of property, plant
 and equipment                                      5,986              -
 Acquisition of property, plant and equipment      (4,968)          (22,555)
                                               ------------      -------------

Net cash provided by (used in) investing
 activities                                         1,018           (22,555)
                                               ------------      -------------

Net cash flows from financing activities
 Advance from the local government (note 6)        60,386              -
                                               ------------       ------------

Net (decrease) increase in cash
 and cash equivalents                            (159,221)            3,184

Cash and cash equivalents at beginning of year    159,531               310
                                               ------------       ------------

Cash and cash equivalents at end of year              310             3,494
                                               ============       ============

Non-cash financing activities
Issuance of shares to employees (notes 8a and 8c) 139,370             6,000
Cancellation of shares                               -               (3,905)
Issuance of shares to an investor (note 8b)        93,600              -
                                               -----------        ------------
                                                  232,970             2,095

                  The financial statements should be
          read in conjunction with the accompanying notes.



                        Bluepoint Linux Software Corp.
              Consolidated Statements of Stockholders' Equity

                                             Additional
                                               paid in     Accumulated
                            Common Stock       Capital       losses      Total
                          ----------------   -----------    ---------    -----
                   Note   Number       US$       US$           US$        US$

Balance as of
 January 1, 2001         20,100,000   20,100   243,086     (661,268)  (398,082)
Issuance of shares
 to employees      8(a)      170,000     170   139,200         -       139,370
Issuance of shares
 to an investor    8(b)      120,000     120    93,480         -        93,600
Net Income                      -       -         -          93,127     93,127
                         -----------   ------  -------      --------   -------
Balance as of
 December 31, 2001       20,390,000    20,390  475,766     (568,141)   (71,985)

Issuance of shares
 to employees      8(c)     100,000       100    5,900         -         6,000
Cancellation of shares      (5,000)        (5)  (3,900)        -        (3,905)
Net Income                    -            -      -         298,352    298,352
                         -----------   -------  -------     ---------  -------
Balance as of
 December 31, 2002       20,485,000    20,485   477,766    (269,789)   228,462
                         ===========   =======  =======     =========  =======



                         Bluepoint Linux Software Corp.
                  Notes to Consolidated Financial Statements



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

On January 5, 2000,MAS Acquisition XI Corp. ("the Company") cancelled 8,203,133 shares of its common stock held by its major stockholder. On January 7, 2000, the Company effected a 15 for 1 forward split. On January 17, 2000, 100% of the registered share capital of Sinx was acquired by the Company, in exchange for 15,500,000 shares of the Company's $0.001 par value common stock. After issuing 15,500,000 shares of the common stock to the owners of Sinx, the Company has a total of 20,000,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Sinx with Sinx as the acquirer (reverse acquisition). The historical financial statements prior to January 17, 2000 are those of Sinx. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Sinx. On May 10, 2000, Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd. and has become a wholly foreign investment owned enterprise with limited liability as approved by the relevant PRC authorities.

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

C) TRADE RECEIVABLES, ALLOWANCE FOR UNCOLLECTIBLE DEBTS AND BAD DEBT EXPENSE Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, day-to-day knowledge of specific customers and existing economic conditions. Payment terms of trade receivables are based on negotiation with individual customers, but usually within 90 days after issuance of invoices. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and included in general and administrative expense.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

D)     PROPERTY,  PLANT  AND  EQUIPMENT  AND  DEPRECIATION
Property, plant and equipment are stated at cost less accumulated depreciation and impairment loss.

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

Leasehold  improvements          Over  the  lease  term
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

E)     REVENUE  RECOGNITION
Revenue from software licensing, net of business tax, is recognized in accordance with terms stipulated in licensing agreement.

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

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

G)     INCOME  TAXES
The Company and its subsidiary did not carry on any business and did not maintain any branch office in the United States of America. No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company and its subsidiary has been made.

Pursuant to the relevant laws and regulations in the PRC, the subsidiary, as a wholly foreign investment owned enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year, after the previous losses being recovered, of operations and thereafter will be entitled to 50% relief from the PRC enterprise income tax for the following three years. Since the previous losses have not been completely recovered from the profit made in 2002 , it is within the tax exemption period and therefore no taxation for the PRC enterprise income tax is provided for the years.

The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. No provision for deferred taxation has been made as there were no temporary differences at the balance sheet date.

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

On consolidation, the financial statements of the subsidiary are translated into US$ using the closing rate method, whereby the balance sheet items are translated into US$ using the approximate exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the years.

     All exchange differences arising on the consolidation are recorded within equity. During the years, exchange rates between US$ and RMB were fairly stable, there was no net effect to the stockholders' (deficiency)/equity.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

I)     EARNINGS  PER  SHARE
Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the years.

     Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during any of the years and, accordingly, basic and diluted earnings per share are the same.

J)     USES  OF  ESTIMATES
     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Group's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

     K)     CONTRACT  COSTS
     Contract costs relating to provision of computer consultancy and engineering services including direct labor costs and those indirect costs related to contract performance, are included in the statements of operations as incurred.

L)     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS 121. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2002 and is to be applied prospectively. At this time, the management believes that the adoption of this statement will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

L)     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)
     This Statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. In other words, calendar year-end companies must comply when issuing their 2002 annual reports. Companies must also provide the disclosures in their quarterly reports containing condensed financial statements for interim periods beginning after December 15, 2002 (first quarter 2003 for calendar year-end companies). The management believes that the adoption of this statement will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

3.     DEPOSITS,  PREPAYMENTS  AND  OTHER  DEBTORS

                                                      AS OF DECEMBER 31,
                                                      ------------------
                                                      2001          2002
                                                       US$          US$

Prepayment                                             -          4,026
Other  debtors                                        115         3,528

                                                      115         7,554


4.     DUE  FROM  DIRECTORS  /  DUE  TO  DIRECTORS

     The Group from time to time, received from or made payments to directors. The amounts due from and to directors are unsecured, interest-free and have no fixed repayment terms.


5.     PROPERTY,  PLANT  AND  EQUIPMENT,  NET

                                                      AS OF DECEMBER 31,
                                                      ------------------
                                                      2001          2002
                                                       US$          US$

Computer  equipment                                  54,047       72,762
Other  equipment                                      6,440        7,692
Leasehold  improvements                              27,814       30,402
Less:  Accumulated  depreciation                    (33,807)     (54,545)

Net  book  value                                     54,494       56,311


6.     OTHER  CREDITORS  AND  ACCRUED  CHARGES

Included in other creditors and accrued charges as of December 31, 2001 was an advance from local government authority in the PRC amounting to US$60,386 for development of certain general embedded Linux software technologies of the Group. The advance is unsecured, interest-free and repayable in one year from August 2001. If the Group completes the development with success, the local government will waive the repayment from the Group. The Group considers the development to be completed successfully and therefore recognized the amount as a reduction to the cost of sales for the year.


7.     DUE  TO  A  RELATED  COMPANY

     The amount due is unsecured, interest-free and has no fixed repayment terms.


8.     ISSUANCE  OF  SHARES

a)     On  February  27,  2001, March 14, 2002 and June 28, 2001, 15,000 shares,
5,000 shares and 150,000 shares of common stock, par value of US$0.001 each, respectively, were issued to employees for their past services rendered to the Group. The issued prices were based on the market value of US$0.531, US$0.781, and US$0.850 per share on those respective dates with aggregate of US$170 as share capital and US$139,200 as additional paid-in capital. These amounts were recognized as an expense in 2001.

b) In March 2001, the Company reached an agreement with an investor to settle the debt of US$600,100 by issuing 120,000 shares of restricted common stock, par value of US$0.001 per share, at US$5 per share on March 14, 2001 to the investor when the market price was US$0.780 per share. As a result of the issuance of the common stock, an extraordinary gain of US$506,500 was recognized in 2001 with US$120 as share capital and US$93,480 as additional paid-in capital.

c) On 16 May, 2002, 100,000 shares of common stock, par value of $0.001 per share, of the Company were issued to an employee for past services rendered. The issued price was based on the market value of US$0.06 per share on that date, totaling US$6,000 with US$100 as share capital and US$5,900 as additional paid-in capital. The amount was recognized as an expense in the year.

9.     SUPPLEMENTAL  INFORMATION

     The  following  items  are  included  in  the  Consolidated  Statements  of
Operations:

                                       Year  ended                Year  Ended
                                    December 31, 2001          December 31, 2002
                           NOTE            US$                       US$

Interest income             a              441                       36
PRC Business Tax            b            4,437                   30,850
Advertising and
 marketing expenses         c             -                         528
Bad debts written off       d           24,348                     -
Loss on disposal of
 property, plant and
 equipment                  d           20,390                     -
Rental expenses under
 operating leases           d           88,033                     -

a)     Interest  income  is  included  in  "Other  income".

b)     PRC  Business  Tax  is  included  as  a  reduction  of  sales.

c)     Advertising  and  marketing  expenses are included in "Selling expenses".

d) Bad debts written off, loss on disposal of property, plant and equipment and rental expenses under operating leases are included in "General and administrative expenses".


10.     RELATED  PARTY  TRANSACTIONS

     During the year ended December 31, 2002, the Group provided software application solutions to a related company of which the major shareholders of the Company are also shareholders amounting to US$291,054, net of PRC Business tax


11.     STOCK  BASED  COMPENSATION  PLAN

     On November 30, 2001, the stockholders of the Company approved a plan of stock-based compensation incentives for employees of the Company. The plan is known as "Bluepoint Linux Software Corp. Employee Benefit Plan" (the "Plan"). The Company shall designate 400,000 shares of common stock for awards pursuant to this Plan. There is no guarantee that all 400,000 shares will be issued. As of December 31, 2002, 365,000 shares in respect of this stock-based compensation incentives have been issued.

     There will be no sale of stock to employees under the Plan. The Board of Directors determines the awards to be made from time to time to the employees.

12.     OPERATING  RISKS

     (a)     Concentration  of  credit  risk
     The Group provides and designs embedded Linux solutions and other software application solutions. Concentration of accounts receivable as of December 31, 2001 and December 31, 2002 are as follows:


                                                     As of
                                                     -----
                                    December 31, 2001          December 31, 2002
                                    -----------------          -----------------
                                            %                           %

Customer A                                 85                          100
Customer B                                 14                            -
Customer C                                  -                            -

                                           99                          100



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

     (b)     Concentration  of  suppliers
None of the purchases from suppliers accounted for more than 5% of the Group's purchases for the years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. MAS Acquisition XI Corp. 's independent accountant during 1999 and up to June 20, 2000 was Tubbs & Bartnick, P.A., 2300 Glades Rd., Ste. 415, Boca Raton, Florida 33413. Subsequent to that time, the Company has selected a new independent accountant, On that date, the Company changed accountants from Tubbs & Bartnick, P.A to BDO International, 111 Connaught Road Central, 29th Floor, Wing On Centre, Hong Kong; (852)254-5041. The details of that selection change are described in the Company's Form 8-K filed on June 23, 2000. On March 12, 2002 the company changed its accountants from BDO International Certified Public Accountants to Moores Rowland, 34/F, The Lee Gardens, 33 Hysan Avenue, Hong Kong; (852) 2909 563The details of that change are described in the Company's Form 8-K filed on March 29, 2002.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Name                   Age     Position(s)  and  Office(s)
----                   ---     ---------------------------
Xin  Liu               34      Directors
Yu  Deng               28      President,  Director
Frank  K.  Shing       28      Director
Jun  Liu               32      Director
Shengmiao  Liao        31      Secretary,  Vice  President,&  Director

MR.  XIN  LIU,  AGE  34,  Director

Mr. Liu obtained Bachelor of Science degree in physics from ChengDu Technology University in 1990. From 1990 to 1992, he was employed as a secretary of director by GuiLin Holiday Hotel. In 1992, he founded Launch Tech Co., Ltd. From 1992 to present, he has served as the Chairman of the Board of Launch Tech Co., Ltd. Launch is a leading manufacturer of vehicle diagnose, repair and maintenance equipment in China.

Yu  Deng,  President

July,  1999--Present;  Founder,  Bluepoint  Linux  Software  Corp.

Feb.1999-July, 1999 - WEB project director, Shenzhen Shengrun Network System Ltd., Guangdong Province. In charge of organizing and developing the stock trading site, www.stock2000.com.cn. In two weeks from the time the project is
                --------------------
completed,  the  site's  national  ranking  raised  from  number 15 to number 3.

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

MR.  JUN  LIU,  AGE  32,  DIRECTOR

Mr. Jun Liu obtained Bachelor of Science degree in electronics from Tsinghua University in 1992. From 1992 to 1993, he was employed by ShenZhen Shangda Tech & Electron Co., Ltd. From 1993 to present, he has been the co-founder, director and general manager of Launch Tech Co., Ltd.

MR.  FRANK  KWAI  SHING,  AGE  28,  Director

Mr. Frank Kwai Shing obtained a bachelor degree in economics and philosophy from Clark University in the United States. He has acquired more than four years experience in corporate finance with a regional investment banking corporation in Hong Kong, where he is specialized in the fields of initial public offerings, private equity placement and mergers and acquisitions, and is responsible for assisting state and privately owned corporations in the PRC to raise capitals in the international capital market. He obtained a bachelor degree in economics and philosophy from Clark University in the United States.

Shengmiao  Liao,  Vice  President,  Chief  Technical  Officer

May,  1999  --  Present;  Bluepoint  Linux  Software  Corp.
Jan. 1999--May,1999 - Ertian Information Technology, Ltd. Shenzhen, Guangdong Province. In charge of Network Integration.

May, 1998--Dec.1998 - Shenzhen Yuanwang Software Corp. In charge of POS sy8stem development.

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


ITEM  10.  EXECUTIVE  COMPENSATION

     The following table summarizes certain information concerning executive compensation paid to or accrued to the Company's chief executive officer during the Company's last fiscal year. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 2002. Yu Deng,and Shengmiao Liao are also employees of the company. They earn regular salary as employees but do not receive additional compensation for their responsibilities as directors.


SUMMARY  COMPENSATION  TABLE


                           SUMMARY COMPENSATION TABLE

                  Annual     Compensation     Awards     Long term compensation
                 ------      ------------     ------     ----------------------
Name  and
principal
position   Year  Salary($)   Bonus($) Other Restricted   Options/ LTI     Other
                 Annual      Stock    SARs
                 comp.       awards
Yu  Deng,
President  2002  36,275        0        0        0          0      0        0


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth certain information concerning the stock ownership as of February 28, 2003, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock;
(ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 20,485,000 shares of Common Stock issued on February 28, 2003.


Name and Address of Beneficial   Title of Class and Amount   Percentage of class
    Owner and Management           Beneficial Ownership

Yu  Deng
6-704,#2 HuaFa Bei Road,
 Shenzhen, China                     2,400,000 shares               11.7%

Shengmiao  Liao
 602, B Building, HuiYaYuanar,
 Shenzhen, China                     1,200,000 shares                5.9%

Xin  Liu(4)
8F.,  Xinyang  Building,  Bagua
 4th  Road Futian District,
 Shenzhen, P.R. China                6,000,000 shares               29.3%

Jun  Liu(4)
8F.,  Xinyang  Building,  Bagua
 4th  Road Futian District,
 Shenzhen, P.R. China                5,400,000 shares               26.4%

Frank  Kwai  Shing(4)
     30/F., Two Pacific Place,
 88 Queensway, Hong Kong                     0 shares                0.0%

All Directors and
 Officers as a Group                 15,000,000                     73.3%

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2002.

Bluepoint  Linux  Software  Corp.

By:/s/  Xin  Liu
 Xin  Liu,  Director

By:/s/  Yu  Deng
 Yu  Deng,  President  &  Director

By:/s/  Frank  Shing
 Frank  Shing,  Director

By:/s/  Jun  Liu
 Jun  Liu,  Director

By:/s/  Shengmiao  Liao
 Shengmiao  Liao,  Secretary,  Vice-President  &  Director





                             CERTIFICATIONS  PURSUANT  TO
                             18  U.S.C.  SECTION  1350,
                             AS  ADOPTED  PURSUANT  TO
                  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yu Deng,, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/  Yu  Deng
                                    -----------------------
                                    By:  Yu  Deng
                                    Chief  Executive  Officer
                                    March  15,  2003

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-KSB for the period ending December31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ying Zeng, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/  Ying  Zeng
                                    -------------------------
                                    By:  Ying  Zeng
                                    Chief  Financial  Officer
                                    March  15,  2003