Form 10KSB/A
period 2002-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2003-05-12
CIK 1081376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Bluepoint Linux Software Corp.

----------------------------- - ------------

(Exact name of Registrant as specified in charter)

Indiana	0-25797	35-2070348
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employee Identification No.)

4F., Xinyang Building, Bagua 4th Road

Shenzhen, Guangdong 518029, P.R.China

(Address of principal executive offices)

Registrant's telephone number, including area code: 011867552450750

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF

THE SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class

Name of Each Stock Exchange on Which Registered

----------------- --------------------------- -------------------------------------------------------

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

On September 26, 2002 and December 25, 2002, the Company entered into two separate technology development agreements with Launch Tech Company Limited (“Launch”) respectively for the development of Linux based software technologies and applications for Launch’s automotive diagnostic solutions and on-board automotive computers, and such agreements had been successfully completed and the solutions delivered to Launch. Launch is a listed company in Hong Kong of which two substantial stockholders of the Company are also substantial stockholders.

The Company also entered into a software development contract with Shenzhen Debole Electronics Development Co., Ltd. (“Debole”) whereby the Company provided Linux based software solutions and technologies to Debole for the development of its intelligent home device.

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

- # -

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

- # -

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

- # -

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

- # -

Results of Operations

Comparison between the twelve-month period ended December 31, 2002 with the twelve-month period ended December 31, 2001

	Year ended December 31, 2002	Year ended December 31, 2001

Net sales	580,032	118,663

Net sales were derived principally from the receipt of software development service fees from software development services for corporate customers in the PRC, which included the development of Linux based software applications and the licensing of “Bluepoint Linux” embedded solutions to these customers. The significant increase of net sales in 2002 was mainly due to the completion of two major Linux solutions and software development contracts with Launch and Debole for their on-board automotive computers and intelligent home devices, respectively. The directors expect that the Company will have further similar contracts with Launch in 2003, but also expect that these contracts will contribute to a les significant proportion of the Company’s total revenues as the Company already began to distribute its newly developed products, such as Mailarmor in 2003.

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

Cost of sales and general and administrative expenses consisted of principally of the salary for program engineers and management staff, depreciation and other miscellaneous administrative expenses. Cost of sales was reduced by a fund of $60,386 from the PRC local government authority for the Company’s development of certain general Linux software technology.

Other reasons for t he decrease of costs and expenses in comparison with the previous corresponding years include the closure of the Beijing office, the reduction of staff salaries, tighter control in expenses and costs and the rent free office premises provided by Launch.

Both the increase of net sales and decrease of costs have resulted in a net profit of approximately USD$298,352, which represented a growth of approximately 220.4% from the previous corresponding year. Since the Company will mainly retain its cash earnings for future operating and investment purposes, no cash dividends has been declared for the period.

- # -

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

- # -

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

New Accounting Pronouncements

In August 2002, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS 121. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2002 and are applied prospectively. At this time, the management believes that the adoption of this statement will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

- # -

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

- # -

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

Moores Rowland

Chartered Accountants

Certified Public Accountants

Hong Kong

F-#

Bluepoint Linux Software Corp.

Consolidated Statements of Operations

	Year ended December 31, 2001	Year ended December 31, 2002
Note	US$	US$

Net sales		118,663	580,032
Cost of sales		(95,620)	(81,044)

Gross profit		23,043	498,988

Selling expenses		(45,159)	(29,163)

General and administrative expenses		(391,698)	(173,825)

(Loss) Profit from operations		(413,814)	296,000

Non-operating income
Other income		441	2,352

(Loss) Profit before income taxes		(413,373)	298,352

Provision for income taxes	2(g)	-	-

(Loss) Profit before extraordinary item		(413,373)	298,352

Extraordinary item	8(b)	506,500	-

Net income		93,127	298,352

(Loss) Earnings per share of common stock , before extraordinary item – Basic	2( i )	(0.020)	0.015
– Diluted	2( i )	(0.020)	0.015

Earnings per share of common stock, after extraordinary item – Basic	2( i )	0.0 05	0.015
– Diluted	2( i )	0.005	0.015
Weighted average number of shares outstanding	2( i )	20,281,164	20,449,630

The financial statements should be read in conjunction with the accompanying notes.

Bluepoint Linux Software Corp.

Consolidated Balance Sheets

		December 31, 2001	December 31, 2002
ASSETS	Note	US$	US$

Current assets
Cash and cash equivalents		310	3,494
Trade receivable s		14,191	314,009
Deposits, prepayments and other debtors	3	115	7,554
Due from directors	4	11,744	-

Total current assets		26,360	325,057

Property, plant and equipment, net	5	54,494	56,311

Total assets		80,854	381,368

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY

Current liabilities
Trade payable		2,476	2,476
Other creditors and accrued charges	6	139,095	101,531
Due to directors	4	11,268	4,126
Due to a related company	7	-	44,773

Total current liabilities		152,839	152,906

Stockholders' (deficiency) / equity :
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding		-	-
Common stock, par value of US$0.001 per share,
80,000,000 shares authorized;
20,390,000 and 20,485,000 shares issued and outstanding as of December 31, 2001 and 2002, respectively		20,390	20,485
Additional paid-in capital		475,766	477,766
Accumulated losses		(568,141)	(269,789)

Total stockholders’ (deficiency)/equity		(71,985)	228,462

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY		80,854	381,368

The financial statements should be read in conjunction with the accompanying notes.

Bluepoint Linux Software Corp.

Consolidated Statements of Cash Flows

Year ended December 31, 2001	Year ended December 31, 2002
US$	US$

Cash flows from operating activities:
Net income	93,127	298,352

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	21,437	20,738
Non-cash compensation expenses (Notes 8 a & 8 c )	139,370	6,000
Non-cash compensation expense credit upon cancellation of shares	-	(3,905)
Non-cash extraordinary item (Note 8 b )	(506,500)	-
Loss on disposal of property, plant and equipment	20,390	-

Changes in working capital:
Trade receivable s	10,459	(299,818)
Deposits, prepayments and other debtors	40,798	(7,439)
Inventories	757	-
Due from directors	(5,844)	11,744
Trade payable	2,114	-
Other creditors and accrued charges	(48,001)	(37,564)
Due to directors	11,268	(7,142)
Due to a related company	-	44,773

Net cash (used in) provided by operating activities	(220,625)	25,739

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	5,986	-
Acquisition of property, plant and equipment	(4,968)	(22,555)

Net cash provided by (used in) investing activities	1,018	(22,555)

Net cash flows from financing activities:
Advance from the local government (Note 6)	60,386	-

Net (decrease) increase in cash and cash equivalents	(159,221)	3,184

Cash and cash equivalents at beginning of year	159,531	310

Cash and cash equivalents at end of year	310	3,494

Non-cash financing activities
Issuance of shares to employees (Notes 8a & 8 c )	139,370	6,000
Cancellation of shares	-	(3,905)
Issuance of shares to an investor (Note 8 b )	93,600	-

	232,970	2,095

The financial statements should be read in conjunction with the accompanying notes.

Bluepoint Linux Software Corp.

Consolidated Statements of Stockholders' Equity

	Common stock		Additional paid-in capital	Accumulated losses	Total
Note	Number	US$	US$	US$	US$

Balance as of January 1, 200 1		20,100,000	20,100	243,086	(661,268)	(398,082)
Issuance of shares to employees	8( a )	170,000	170	139,200	-	139,370
Issuance of shares to an investor	8( b )	120,000	120	93,480	-	93,600
Net income		-	-	-	93,127	93,127

Balance as of December 31, 2001		20,390,000	20,390	475,766	(568,141)	(71,985)

Issuance of shares to employees	8( c )	100,000	100	5,900	-	6,000
Cancellation of shares		(5,000)	(5)	(3,900)	-	(3,905)
Net income		-	-	-	298,352	298,352

Balance as of December 31, 2002		20,485,000	20,485	477,766	(269,789)	228,462

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Shenzhen Sinx Software Co., Ltd. (“Sinx”) was established in the People’s Republic of China (the “PRC”) on September 3, 1999 as a wholly local investment owned enterprise with limited liability. It commenced operations in October 1999 and is engaged in the provision of embedded Linux solutions and related service and support to PRC original equipment manufacturers of personal computers and the sale of “Bluepoint Linux” software packages to software retailers in the PRC. Sinx has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities.

On January 5, 2000, MAS Acquisition XI Corp. (“the Company”) cancelled 8,203,133 shares of its common stock held by its major stockholder. On January 7, 2000, the Company effected a 15 for 1 forward split. On January 17, 2000, 100% of the registered share capital of Sinx was acquired by the Company, in exchange for 15,500,000 shares of the Company’s $0.001 par value common stock. After issuing 15,500,000 shares of the common stock to the owners of Sinx, the Company has a total of 20,000,000 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Sinx with Sinx as the acquirer (reverse acquisition). The historical financial statements prior to January 17, 2000 are those of Sinx. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Sinx. On May 10, 2000, Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd. and has become a wholly foreign investment owned enterprise with limited liability as approved by the relevant PRC authorities.

The Company was initially incorporated in the State of Indiana on October 7, 1996. On February 16, 2000, the Company changed its name to Bluepoint Linux Software Corp.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Principles of consolidation

The consolidated financial statements include the financial information of the Company and its wholly-owned subsidiary (collectively referred to as the “Group”). All material intercompany balances and transactions have been eliminated on consolidation.

b)

Statement of cash flows

For the purposes of the statement of cash flows, the Group considers all highly liquid debt instruments with an original maturity within three months to be cash equivalents.

a)

Trade r eceivable s, allowance for uncollectible debts and bad debt expense

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, day-to-day knowledge of specific customers and existing economic conditions. Payment terms of trade receivables are based on negotiation with individual customers, but usually within 90 days after issuance of invoices. Delinquent receivables are written off based on individual credit evaluation and specific circumstatnces of the customer. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and included in general and administrative expense.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d )

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

Leasehold improvement s	Over the lease term
Computer equipment	20%
Office equipment	20%

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

e )

Revenue recognition

Revenue from software licensing, net of business tax, is recognized in accordance with terms stipulated in licensing agreement.

Revenue from provision of computer consultancy and engineering services, net of business tax, is recognized when services are rendered in stages as separate identifiable phases of a project are completed.

f )

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g )

Income taxes

The Company and its subsidiary did not carry on any business and did not maintain any branch office in the United States of America. No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company and its subsidiary has been made.

Pursuant to the relevant laws and regulations in the PRC, the subsidiary, as a wholly foreign investment owned enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profit able year, after the previous losses being recovered, of operation s and thereafter will be entitled to 50% relief from the PRC enterprise income tax for the following three years. Since the previous losses have not been completely recovered from the profit made in 2002 , it is within the tax exemption period and therefore no taxation for the PRC enterprise income tax is provided for the year s ..

The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. No provision for deferred taxation has been made as there were no temporary difference s at the balance sheet date.

h )

Foreign currency translation

The Company maintains its accounting books and records in US$ and the subsidiary maintains its accounting books and records in Renminbi (“RMB”). Foreign currency transactions during the year are translated into US$ by the Company and RMB by the subsidiary at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are re-translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

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

All exchange differences arising on the consolidation are recorded within equity. During the y ear s , exchange rates between US$ and RMB were fairly stable, there was no net effect to the stockholders’ (deficiency)/equity.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i )

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

j )

Uses of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Group’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

k )

Contract costs

Contract costs relating to provision of computer consultancy and engineering services including direct labor costs and those indirect costs related to contract performance, are included in the statements of operations as incurred.

l )

Recently issued accounting pronouncements

In August 2002, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS 121. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2002 and is to be applied prospectively. At this time, the management believes that the adoption of this statement will not have a material effect on the Group's consolidated financial position, results of operations and cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l )

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

5.

PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2001	2002
	US$	US$

Computer equipment	54,047	72,762
Other equipment	6,440	7,692
Leasehold improvement s	27,814	30,402
Less: Accumulated depreciation	(33,807)	(54,545)

Net book value	54,494	56,311

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

6.

OTHER CREDITORS AND ACCRUED CHARGES

Included in other creditors and accrued charges as of December 31, 2001 was an advance from local government authority in the PRC amounting to US$60,386 for development of certain general embedded Linux software technologies of the Group. The advance is unsecured, interest-free and repayable in one year from August 2001. If the Group completes the development with success, the local government will waive the repayment from the Group. The Group consider s the development to be completed success fully and therefore recognized the amount as a reduction to the cost of sales for the year.

7.

DUE TO A RELATED COMPANY

The amount due is unsecured, interest-free and has no fixed repayment terms.

8.

ISSUANCE OF SHARES

a )

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

b )

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

c )

On 16 May, 2002, 100,000 shares of common stock, par value of $0.001 per share, of the Company were issued to an employee for past services rendered. The issued price was based on the market value of US$0.06 per share on that date, totaling US$6,000 with US$100 as share capital and US$5,900 as additional paid-in capital. The amount was recognized as an expense in the year.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

9.

SUPPLEMENTAL INFORMATION

The following items are included in the Consolidated Statements of Operations:

		Year ended December 31, 2001	Year ended December 31, 2002
	Note	US$	US$

Interest income	a	441	36
PRC Business Tax	b	4,437	30,850
Advertising and marketing expenses	c	-	528
Bad debts written off	d	24,348	-
Loss on disposal of property, plant and equipment	d	20,390	-
Rental expenses under operating leases	d	88,033	-

a)

Interest income is included in “Other income”.

b)

PRC Business T ax is included as a reduction of sales.

c)

Advertising and marketing expenses are included in “Selling expenses”.

d)

Bad debts written off, loss on disposal of property, plant and equipment and rental expenses under operating leases are included in “General and administrative expenses”.

10.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Group provided software application solutions to a related company of which the major shareholders of the Company are also shareholders amounting to US$291,054, net of PRC Business tax

11.

STOCK BASED COMPENSATIO N PLAN

On November 30, 2001, the stockholders of the Company approved a plan of stock-based compensation incentives for employees of the Company. The plan is known as “Bluepoint Linux Software Corp. Employee Benefit Plan” (the “Plan”). The Company shall designate 400,000 shares of common stock for awards pursuant to this Plan. There is no guarantee that all 400,000 shares will be issued. As of December 31, 2002, 365,000 shares in respect of this stock-based compensation incentives have been issued.

There will be no sale of stock to employees under the Plan. The Board of Directors determines the awards to be made from time to time to the employees.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

12.

OPERATING RISKS

(a)

Concentration of credit risk

The Group provides and designs embedded Linux solutions and other software application solutions. Concentration of accounts receivable as of December 31, 2001 and December 31, 2002 are as follows:

	As of
	December 31, 2001	December 31, 2002
	%	%

Customer A	85	100
Customer B	14	-
Customer C	-	-

	99	100

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Group’s major customers and related companies but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

(b)

Concentration of suppliers

None of the purchases from suppliers accounted for more than 5% of the Group’s purchases for the years.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
X in Liu	34	Directors
Yu Deng	28	President, Director
Frank K. Shing	28	Director
Jun Liu	32	Director
Shengmiao Liao	31	Secretary, Vice President,& Dir ector

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

Yu Deng, President

July, 1999--Present; Founder, Bluepoint Linux Software Corp.

Feb.1999-July, 1999 - WEB project director, Shenzhen Shengrun Network System Ltd., Guangdong Province. In charge of organizing and developing the stock trading site, www.stock2000.com.cn .  In two weeks from the time the project is completed, the site's national ranking raised from number 15 to number 3.

July, 1997-Feb.1999 - System Engineer, Technical Director, ShenZhen Longmai

Information Ltd., Guangdong Province.

1. Pre/Post-sales technical support;

2. System integration project designing and development;

3. In charge of technical support department daily operation.

- # -

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

Honor & Recognition:

In 1999, received Sun Microsystems Inc. system engineer certification

MR. JUN LIU, AGE 32, DIRECTOR

Mr. Jun Liu obtained Bachelor of Science degree in electronics from Ts ingh ua University in 1992. From 1992 to 1993, he was employed by ShenZhen Shangda Tech & Electron Co., Ltd. From 1993 to present, he has been the co-founder, director and general manager of Launch Tech Co., Ltd.

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

- # -

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

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

		Annual	Compensation		Awards	Long term compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Other	Restricted	Options/	LTI	Other
		Annual comp.	Stock awards	SARs
Yu Deng, President	2002	36,275	0	0	0	0	0	0

- # -

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

Name and Address of Beneficial Owner and Management	Title of Class and Amount of Beneficial Ownership	Percentage of Class

Yu Deng 6-704,#2 HuaFa Bei Road, Shenzhen, China	2,400,000 shares	11.7%

Shengmiao Liao 602, B Building, HuiYaYuanar , Shenzhen, China	1,200,000 shares	5.9%

Xin Liu(4) 8F., Xinyang Building , Bagua 4th Road Futian District , Shenzhen, P.R. China	6,000,000 shares	29.3%

Jun Liu(4) 8F., Xinyang Building , Bagua 4th Road Futian District , Shenzhen, P.R. China	5,400,000 shares	26.4%

Frank Kwai Shing(4) 30/F., Two Pacific Place, 88 Queensway, Hong Kong	0 shares	0.0%

All Directors and Officers as a Group	15,000,000	73.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None.

- # -

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

By:/s/ Jun Liu
Jun Liu, Director

By:/s/ Shengmiao Liao
Shengmiao Liao, Secretary, Vice-President & Director

- # -

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Xin Liu, Chief Executive Officer of Bluepoint Linux Software Corp., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Bluepoint Linux Software Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

/s/ Xin Liu

-----------------------------------------------------------------

Xin Liu, Chief Executive Officer

I, Frank Shing, Chief Financial Officer of Bluepoint Linux Software Corp., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Bluepoint Linux Software Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

/s/ Frank Shing

-----------------------------------------------------------------

Frank Shing, Chief Financial Officer