Form 10KSB/A
period 2002-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2003-05-15
CIK 1081376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp.

(the "Company") on Form 10KSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu,, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or

15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the

Company.

                                    /s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    May 15, 2003

In connection with the Quarterly Report of Bluepoint Linux Software Corp.

(the "Company") on Form 10KSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 3(a) or

15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the

Company.

                                    /s/  Frank Shing

                                    -------------------------

                                    By: Frank Shing

                                    Chief Financial Officer

                                    May 15, 2003

                        CERTIFICATION PURSUANT TO

                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB/A for the three month period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),  I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. I have reviewed the Report of the Company;

       2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

       3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

       4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 45 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)

presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The registrant's other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    May 15, 2003