Form 10QSB
period 2003-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2003-05-15
CIK 1081376

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

                      4/F, Xinyang Building, Bagua 4th Road

                      Shenzhen,  Guangdong  518029,  P.R. China

                    (Address  of  principal  executive  offices)

       Registrant's  telephone  number,  including  area  code:  011867552450750

     [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES

                                 EXCHANGE  ACT  OF  1934

                For  the  quarterly  period  ended  March  31,  2003

    [  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

                                 EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

               Class                       Outstanding  as  of  March  31,  2003

  $0.001 Par Value Class A Common Stock             20,485,000  Shares

#

                                TABLE  OF  CONTENTS

PART  1                                                                    PAGE

ITEM  1.  FINANCIAL  STATEMENTS                                             3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL

  CONDITION  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS         8

ITEM  3.  EVENTS  SUBSEQUENT  TO  THE  FIRST  QUARTER                      12

PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               12

ITEM  2.  CHANGES  IN  SECURITIES                                          12

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               12

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS   12

ITEM  5.  OTHER INFORMATION

   12

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            12

       SIGNATURES                                                          13

#

                         PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	March 31, 2003	December 31, 2002
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	3,933	3,494
Trade receivables	235,507	314,009
Deposits, prepayments and other debtors	7,554	7,554
Inventories	18,963	-

Total current assets	265,957	325,057

Property, plant and equipment, net	44,979	56,311

Total assets	310,936	381,368

LIABILIITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	2,476	2,476
Other creditors and accrued charges	79,215	101,531
Due to directors	3,827	4,126
Due to a related company	44,773	44,773

Total current liabilities	130,291	152,906

#

Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(317,606)	(269,789)

Total stockholders' equity	180,645	228,462

Total liabilities and stockholders' equity	310,936	381,368

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended March 31, 2003	(Unaudited) Three months ended March 31, 2002
	US$	US$

Net sales	57,337	27,350
Cost of sales	(41,555)	(18,682)

Gross profit	15,782	8,668

Selling expenses	(9,776)	(7,272)

General and administrative expenses	(53,834)	(27,100)

Loss from operations	(47,827)	(25,704)

Non-operating income
Other income	-	121
Interest income	10	14

	10	135

Loss before income taxes	(47,817)	(25,569)

Provision for income taxes	-	-

Net loss	(47,817)	(25,569)

Loss per share of
Common stock – basic	(0.002)	(0.001)

Weighted average number of common shares outstanding
Basic	20,485,000	20,390,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) Three months ended March 31,2003	(unaudited) Three months ended March 31,2002
	US$	US$
Cash flows from operating activities:
Net loss	(47,817)	(25,569)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	5,296	2,775
Loss on disposal of property, plant and equipment	6,954

Changes in working capital:
Trade receivable	78,502	2,114
Deposits, prepayment and other debtors		(755)
Inventories	(18,963)	-
Due to directors	(299)	5,510
Other creditors and accrued charges	(22,316)	36,579

Net cash provided by operating activities	1,357	20,654

Cash flows from investing activities:
Acquisition of property, plant and equipment	(918)	(1,253)

Cash used in investing activities	(918)	(1,253)

Net increase in cash and cash equivalents	439	19,401
Cash and cash equivalents at beginning of period	3,494	310

Cash and cash equivalents at end of period	3,933	19,711

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’  EQUITY)

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2002	20,390,000	20,390	475,766	(568,141)	(71,985)
Issuance of shares to employees	100,000	100	5,900	-	6,000
Cancellation of shares	(5,000)	(5)	(3,900)	-	(3,905)
Net income	-	-	-	298,352	298,352

Balance as of December 31, 2002				(269,789)	228,462
Net loss	-	-	-	(47,817)	(47,817)

Balance as of March 31, 2003				(317,606)	180,645

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  1.       Basis  of  Presentation

         The accompanying financial statements, as of March 31, 2003 and for the three months ended March 31, 2003, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

     In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003, results of operations and cash flows for the three months ended 31 March, 2003, have been made.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

Note 2 .     Issuance  of  shares

     No shares were issued in the quarter ending March 31, 2003.

Note 3

Related party transaction

During the first quarter ended March 31, 2003, all revenue, totaling US$57,337 was derived from a related company of which the major shareholders of the Company are also major shareholders, Included in trade receivables is an amount of US$42,270 due from the same related company.

#

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS AND PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB.  Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company’s actual results could differ materially from those discussed here.

     The Company is not aware of any circumstances or trends, which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company’s business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS   (Expressed in US Dollars).

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

Three  months  ended

March  31,          March  31,

   2003                2002

(Unaudited)        (Unaudited)

 Net  sales

   57,337            27,350

Net sales during the first quarter ended March 31, 2003 were derived principally from service fees from the development of "Bluepoint Embedded" software and providing such solutions to a major customer of the Company, Launch Tech Limited, a listed company in Hong Kong and of which the major shareholders of the Company are also major shareholders.

Cost of sales consisted principally of salaries of program engineers.  Operating and administrative expenses consisted principally of salaries of management, marketing staff and supporting staff, depreciation expense and other miscellaneous expenses.

The loss was principally attributable to the low and unstable revenue, and also attributable to research and development costs of two major projects, MailArmor and ICar, under development, and expenditures incurred to support the operations of the Company.

The Company's selling expenses were mainly related to the initial promotional cost of the Company's new product, MailArmor, in the PRC market.  The increase of operating and administrative expenses, as compared with the previous corresponding period, was mainly attributed to the hiring of more experienced staff in preparation for the launch of MailArmor.  In order to recruit experienced computer engineers for future projects, the Company also increased the salary of certain R&D staff to a competitive market level.

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

During the quarter ended March 31, 2003, the Company completed the development of two product lines of MailArmor, the MX-500 and MX-5000, targeting the demand of small to medium size corporate users in the PRC for total network security solutions in a single embedded Linux application product.  After the quarter ended March 31, 2003, the Company plans to speed up the promotion and marketing of MailArmor and expects to recruit over 20 distributors in the South China market.  In addition, the Company will significantly increase its effort in the development of advanced version of the MailArmor product series and complete the system design of another major embedded Linux application project, ICar.

Liquidity  and  Capital  Resources

During the first quarter of 2003 the net increase in cash and cash equivalent was $439.

The inability to raise needed cash, plus the operating losses experienced by the Company in the first quarter ended March 31, 2003, placed severe strains on the Company's operations.  The Management has high expectations in the launch of the Company's new product, MailArmor, which is so far the only product in the PRC able to combine the functions of firewall, anti-virus and anti-SPAM into a single embedded Linux application and expected to generate healthy and stable revenue for the Company in the coming months.

In order to meet its continuing cash requirements and to successfully implement its growth strategy, other than relying on funding from the major stockholders, the Company must significantly increase its revenue. The Company hopes to generate significant revenue starting from the second quarter of 2003.  The capital requirements are primarily working capital requirements related to product sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Business  Risks

     The Company is facing two risks, namely, market risk and technical risk.  If the Company cannot get sufficient funding, the Company will not be able to quickly capture large enough market share in embedded Linux market in China.

Competition

     The Company has a leading position in the Chinese Linux operating system market and certain segments of the embedded Linux market.  However, the Company is facing severe competition from both Chinese and overseas companies.

Management  of  Growth.

As a leading Linux operation system development Company, the Company stands in a unique position in the growing Linux market in the PRC.  The Company has developed Linux-based MailArmor, a total network security solution. This product has generated great interest among distributors and end users in the PRC.  In addition, the Company will continue to develop ICar, targeting the demand for high-end automotive electronic equipment of the fast expanding Chinese automotive aftermarket.

If the Company is successful in implementing its growth strategy, the Company believes it can undergo rapid growth.  Controlled and rapid growth will enable the Company to have resources for the development of new products and the enhancement of current products.

#

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

#

CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp.

(the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu,, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    By: Xin Liu

                                    Chief Executive Officer

                                    May 15, 2003

In connection with the Quarterly Report of Bluepoint Linux Software Corp.

(the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    May 15, 2003

                        CERTIFICATION PURSUANT TO

                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three month period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),  I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

#