Form 10QSB
period 2003-06-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2003-08-14
CIK 1081376

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

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  June 30,  2003

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

                   Class                   Outstanding  as  of  June 30,  2003

$0.001 Par Value Class A Common Stock             20,485,000  Shares

#

                                TABLE  OF  CONTENTS

PART  1                                                                    PAGE

ITEM  1.  FINANCIAL  STATEMENTS                                             3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL

  CONDITION  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS         8

ITEM  3.  CONTROLS AND PROCEDURES                                          11

PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               11

ITEM  2.  CHANGES  IN  SECURITIES                                          11

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               11

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS   11

ITEM  5.  OTHER INFORMATION

   11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11

SIGNATURES                                                          12

CERTIFICATIONS

   13

#

                         PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED BALANCE SHEETS)

(Unaudited)
June 30, 2003		December 31, 2002
US$		US$
ASSETS
Current assets
Cash and cash equivalents	1,530	3,494
Trade receivables	214,656	314,009
Deposits, prepayments and other debtors	7,437	7,554
Inventories	42,212	-

Total current assets	265,835	325,057

Property, plant and equipment, net	43,016	56,311

Total assets	308,851	381,368

LIABILIITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	15,157	2,476
Other creditors and accrued charges	62,505	101,531
Due to directors	3,827	4,126
Due to a related company	44,815	44,773

Total current liabilities	126,304	152,906
Commitments and Contingencies
Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(315,704)	(269,789)

Total stockholders' equity	182,547	228,462

Total liabilities and stockholders' equity	308,851	381,368

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) three months ended June 30, 2003	(Unaudited) three months ended June 30, 2002	(Unaudited) six months ended June 30, 2003	(Unaudited) six months ended June 30, 2002
	US$	US$	US$	US$

Net sales	57,337	-	114,674	27,350
Cost of sales	(14,064)	-	(55,619)	(18,682)

Gross profit	43,273	-	59,055	8,668

Selling expenses	(22,692)	(6,554)	(32,468)	(13,826)

General and administrative expenses	(49,474)	(79,205)	（103,306）	(106,305)

Loss from operations	(28,893)	(85,759)	(76,719)	(111,463)

Non-operating income
Other income	30,785	2,195	30,785	2,316
Interest income	10	9	20	23

	30,795	2,204	30,805	2,339

Profit (Loss) before income taxes	1,902	(83,555)	(45,915)	(109,124)

Provision for income taxes	-	-	-	-

Net profit (loss)	1,902	(83,555)	(45,915)	(109,124)

Profit (Loss) per share of
Common stock – basic	0.000	(0.004)	(0.002)	(0.005)

Weighted average number of common shares outstanding
Basic	20,485,000	20,436,556	20,485,000	20,413,149

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) six months ended June 30,2003	(unaudited) six months ended June 30,2002
	US$	US$
Cash flows from operating activities:
Net loss	(45,915)	(109,124)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	9,997	9,749
Loss on disposal of property, plant and equipment	6,954	-
Non cash expenses	-	2,095
Changes in working capital:
Trade receivable	99,353	13,321
Deposits, prepayment and other debtors	117	(17,397)
Due from directors	-	11,744
Inventories	(42,212)	-
Trade payables	12,681	9,892
Due to directors	(299)	(6,280)
Other creditors and accrued charges	(39,026)	(36,782)

Net cash provided by (used in) operating activities	1,650	(122,782)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,656)	(17,768)

Cash used in investing activities	(3,656)	(17,768)

Cash flows from financing activities Advances from a related company	42	149,742

Net cash provided by financing activities	42	149,742

Net (decrease) increase in cash and cash equivalents	(1,964)	9,192
Cash and cash equivalents at beginning of period	3,494	310

Cash and cash equivalents at end of period	1,530	9,502

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’  EQUITY)

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2002	20,390,000	20,390	475,766	(568,141)	(71,985)
Issuance of shares to employees	100,000	100	5,900	-	6,000
Cancellation of shares	(5,000)	(5)	(3,900)	-	(3,905)
Net income	-	-	-	298,352	298,352

Balance as of December 31, 2002				(269,789)	228,462
Net loss	-	-	-	(45,915)	(45,915)

Balance as of June 30, 2003				(315,704)	182,547

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  1.       Basis  of  Presentation

         The accompanying financial statements, as of June 30, 2003 and for the three months and six months ended June 30, 2003, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

     In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003, results of operations and cash flows for the three months and six months ended 30 June,2003, have been made.  The results of operations for the three months or six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Note 2 .     Issuance  of  shares

No shares were issued in the second quarter ended June 30, 2003.

Note 3

Related party transaction

During the second quarter and the six months ended June 30, 2003, all revenue, totaling US$57,337 and US$114,674, respectively, was derived from a related company of which the major shareholders of the Company are also major shareholders, Included in trade receivables is an amount of US$75,767 due from the same related company.

#

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS AND PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB.  Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-QSB. The Company’s actual results could differ materially from those discussed here.

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

RESULTS OF OPERATIONS   (Expressed  in  US  Dollars).

Three months  period  and  six month period ended June 30, 2003 compared to the same  periods  ended  June  30, 2002.

                Three  months  ended               Six  months  ended

              June  30,          June  30,       June  30,           June 30,

               2003                2002           2003                2002

            (Unaudited)        (Unaudited)     (Unaudited)        (Unaudited)

 Net  sales      57,337                -          114,674              27,350

Net sales during the first quarter ended June 30, 2003 were derived principally from service fees from the development of "Bluepoint Embedded" software and providing such solutions and services to a major customer of the Company, Launch Tech Company Limited, a listed company in Hong Kong and of which the major shareholders of the Company are also major shareholders. Approximately $3,000 worth of deposits and prepayments were received in the second quarter of 2003 in relation to the ordering of MailArmor by new customers, for which the relevant products are expected to be delivered in July 2003.

Cost of sales consisted principally of salaries of program engineers.  Operating and administrative expenses consisted principally of salaries of management, marketing staff and supporting staff, depreciation expense and other miscellaneous expenses.

The loss from operations was principally attributable to low and unstable revenue, higher selling expenses, and to research and development costs of two major projects, MailArmor and ICar, under development, and expenditures incurred to support the operations of the Company. The loss from operations was relieved by the reversal of business tax of US$28,665 provided for in the previous years as a result of an exemption granted by local government of the Mainland China during the quarter ended June 30, 2003. The reversal is included in the other income of US$30,785 during the quarter ended June 30, 2003.

The Company's selling expenses were mainly related to the initial promotional costs of the Company's new product, MailArmor, in the PRC market.  The increase of operating and administrative expenses, as compared with the previous corresponding period, was mainly attributed to the hiring of more experienced marketing staff in preparation for the launch of MailArmor.  In order to recruit experienced computer engineers for future projects, the Company also increased the salary of certain R&D staff to a competitive market level.

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

During the quarter ended June 30, 2003, the Company completed the development of two product lines of MailArmor, the MX-5000 and MX-6000, targeting the demand of small to medium size corporate users in the PRC for total network security solutions in a single embedded Linux application product.  The Company has made significant marketing efforts in acquiring orders and establishing distribution channels for MailArmor during the second quarter of 2003.  Three distributors have been recruited as of June 2003, which each is expected to place monthly orders worth around US$10,000 starting from July 2003.  After the quarter ended June 30, 2003, the Company plans to speed up the promotion and marketing of MailArmor and expects to recruit over 20 distributors before the end of 2003.  In addition, the Company will significantly increase its effort in the development of an advanced version of the MailArmor product series and complete the design of the hardware structure of another major embedded Linux application project, ICar.

Liquidity  and  Capital  Resources

During the second quarter of 2003 the net decrease in cash and cash equivalent was $1,964. .

The inability to raise needed cash, plus the operating losses experienced by the Company in the quarter ended June 30, 2003, placed severe strains on the Company's operations.  The Management has high expectations in the launch of the Company's new product, MailArmor, which is so far the only product in the PRC able to combine the functions of firewall, anti-virus and anti-SPAM into a single embedded Linux application and expected to generate healthy and stable revenue for the Company in the coming months.

The Company hopes to generate significant revenue starting from the third quarter of 2003.  The capital requirements are primarily working capital requirements related to product sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

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

Competition

     The Company is a major technology and service provider in the Chinese Linux operating system market and certain segments of the embedded Linux market.  However, the Company is facing severe competitions from both Chinese and overseas companies.

Management  of  Growth.

As a leading Linux operation system development Company, the Company stands in a unique position in the growing Linux market in the PRC.  The Company has developed Linux-based MailArmor, a complete network security solution product. This product has generated great interests among distributors and end users in the PRC.  In addition, the Company will continue to develop ICar, targeting the demand for high-end automotive electronic equipment of the fast expanding Chinese automotive industry.

If the Company is successful in implementing its growth strategy, the Company believes it can undergo rapid growth.  Controlled and rapid growth will enable the Company to have resources for the development of new products and the enhancement of current products.

#

ITEM  3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC reports.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

     On June 25, 2003, Mr. Shenmiao Liao, a director and shareholder, transferred 900,000 shares in the Company to Mr. Xin Liu, a director and shareholder.  On June 26, 2003, Mr. Yu Deng, a director and shareholder, also transferred 1,800,000 shares in the Company to Mr. Xin Liu.  As at June 30, 2003, the shareholding interest of Mr. Xin Liu had been increased from 6,000,000 shares to 8,700,000 shares, while the shareholding interest of each of Mr. Shenmiao Liao and Mr. Yu Deng had been reduced to 300,000 shares and 600,000 shares respectively.

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

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors August 14, 2003

#

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three month or six month period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    /s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    August 14, 2003

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three month or six month period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    /s/ Frank Shing

                                    -------------------------

                                    By: Frank Shing

                                    Chief Financial Officer

August 14, 2003

#