Form 10QSB
period 2003-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2003-11-14
CIK 1081376

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

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September 30,  2003

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

Class                                Outstanding  as  of  September 30,  2003

$0.001 Par Value Class A Common Stock                       20,485,000  Shares

#

                                TABLE  OF  CONTENTS

PART  1                                                                    PAGE

ITEM  1.  FINANCIAL  STATEMENTS                                             3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL

  CONDITION  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS         8

ITEM  3.  CONTROLS AND PROCEDURES                                          11

PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               11

ITEM  2.  CHANGES  IN  SECURITIES                                          11

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               11

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS   11

ITEM  5.  OTHER INFORMATION

   11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11

       SIGNATURES                                                          14

#

                         PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)
	September 30, 2003	December 31, 2002
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	3,330	3,494
Trade receivables	123,247	314,009
Deposits, prepayments and other debtors	27,498	7,554
Inventories	35,159	-

Total current assets	189,234	325,057

Property, plant and equipment, net	38,235	56,311

Total assets	227,469	381,368

LIABILIITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	5,193	2,476
Other creditors and accrued charges	66,367	101,531
Due to directors	3,826	4,126
Due to a related company	44,815	44,773
Total current liabilities	120,201	152,906
Commitments and Contingencies
Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(390,983)	(269,789)

Total stockholders' equity	107,268	228,462

Total liabilities and stockholders' equity	227,469	381,368

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) three months ended September 30, 2003	(Unaudited) three months ended September 30, 2002	(Unaudited) nine months ended September 30, 2003	(Unaudited) nine months ended September 30, 2002
	US$	US$	US$	US$

Net sales	26,304	11,421	140,978	38,771
Cost of sales	(24,909)	(39,419)	(80,528)	(58,101)

Gross profit	1,395	(27,998)	60,450	(19,330)

Selling expenses	(42,200)	(6,605)	(74,668)	(20,431)

General and administrative expenses	(34,476)	(45,593)	(137,782)	(151,898)

Loss from operations	(75,281)	(80,196)	(152,000)	(191,659)

Non-operating income
Other income	-	-	30,785	2,316
Interest income	1	8	21	31

	1	8	30,806	2,347

Loss before income taxes	(75,280)	(80,188)	(121,194)	(189,312)

Provision for income taxes	-	-	-	-

Net loss	(75,280)	(80,188)	(121,194)	(189,312)

Loss per share of
Common stock – basic	(0.004)	(0.004)	(0.006)	(0.009)

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000	20,485,000	20,437,362

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) nine months ended September 30,2003	(unaudited) nine months ended September 30,2002
	US$	US$
Cash flows from operating activities:
Net loss	(121,194)	(189,312)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	14,778	15,170
Loss on disposal of property, plant and equipment	6,954	-
Non cash expenses	-	2,095
Changes in working capital:
Trade receivable	190,762	13,321
Deposits, prepayment and other debtors	(19,944)	(17,397)
Due from directors	-	11,744
Inventories	(35,159)	-
Trade payables	2,717	-
Due to directors	(300)	(6,280)
Due to stockholders	-	9,893
Other creditors and accrued charges	(35,164)	(33,066)

Net cash provided by (used in) operating activities	3,450	(193,832)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,656)	(21,900)

Cash used in investing activities	(3,656)	(21,900)

Cash flows from financing activities Advances from a related company	42	220,216

Net cash provided by financing activities	42	220,216

Net (decrease) increase in cash and cash equivalents	(164)	4,484
Cash and cash equivalents at beginning of period	3,494	310

Cash and cash equivalents at end of period	3,330	4,794

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’  EQUITY)

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2002	20,390,000	20,390	475,766	(568,141)	(71,985)
Issuance of shares to employees	100,000	100	5,900	-	6,000
Cancellation of shares	(5,000)	(5)	(3,900)	-	(3,905)
Net income	-	-	-	298,352	298,352

Balance as of December 31, 2002				(269,789)	228,462
Net loss	-	-	-	(121,194)	(121,194)

Balance as of September 30, 2003				(390,983)	107,268

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  1.       Basis  of  Presentation

         The accompanying financial statements, as of September 30, 2003 and for the three months and nine months ended September 30, 2003, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

     In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, results of operations and cash flows for the three months and nine months ended September 30, 2003, have been made.  The results of operations for the three months or nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Note 2 .     Issuance  of  shares

No shares were issued in the third quarter ended September 30, 2003.

Note 3

Related party transaction

During the nine months ended September 30, 2003, revenue of US$114,674 was derived from a related company of which the major shareholders of the Company are also major shareholders, Included in trade receivables is an amount of US$36,507 due from the same related company.  However, no revenue was derived from this related company in the quarter ended September 30, 2003.

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

RESULTS OF OPERATIONS   (Expressed  in  US  Dollars).

Three months  period  and  nine months period ended September 30, 2003 compared to the same  periods  ended  September  30, 2002.

                Three  months  ended               Nine  months  ended

           September 30,      September 30,    September 30,      September 30,

               2003                2002           2003                2002

            (Unaudited)        (Unaudited)     (Unaudited)        (Unaudited)

 Net  sales      26,304             11,421         140,978             38,771

Net sales during the quarter ended September 30, 2003 were derived solely from the sales of MailArmor to new customers.

Cost of sales consisted principally of salaries of program engineers for earning the revenue.  General and administrative expenses consisted principally of salaries of management, marketing staff and supporting staff, depreciation expense and other miscellaneous expenses.

The loss from operations was principally attributable to low and unstable revenue, higher selling expenses, and to research and development costs of two major projects, advanced version of MailArmor and ICar, under development, and expenditures incurred to support the operations of the Company. The loss from operations was relieved by the reversal of business tax of US$28,665 provided for in the previous years as a result of an exemption being granted by local government of the People's Republic of China (the"PRC") during the quarter ended June 30, 2003. The reversal is included in the other income of US$30,784 during the nine months ended September 30, 2003.

The Company's selling expenses were mainly related to the initial promotional costs of the Company's new product, MailArmor, in the PRC market.  The increase of general and administrative expenses, as compared with the previous corresponding period, was mainly attributed to the hiring of more experienced marketing staff in preparation for the launch of MailArmor.  In order to recruit experienced computer engineers for future projects, the Company also increased the salary of certain R&D staff to a competitive market level.

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

During the quarter ended September 30, 2003, the Company had commenced the sales of the two product lines of MailArmor, the MA-5000 and MA-6000, which are targeting the demand of small to medium size corporate users in the PRC for total network security solutions in a single embedded Linux application product.  The Company has made significant marketing efforts in acquiring orders and establishing distribution channels for MailArmor during the third quarter of 2003.  Three distributors have already been recruited.  After the quarter ended September 30, 2003, the Company will continue to speed up the promotion and marketing of MailArmor and expects to recruit over 20 distributors before the end of 2003.  In addition, the Company will significantly increase its effort in the development of an advanced version of the MailArmor product series and complete the design of the hardware structure of another major embedded Linux application project, ICar.

Liquidity  and  Capital  Resources

During the three quarters ended September 20, 2003, the net decrease in cash and cash equivalent was US$164.

The inability to raise needed cash, plus the operating losses experienced by the Company in the quarter ended September 30, 2003, placed severe strains on the Company's operations.  The Management has high expectations in the launch of the Company's new product, MailArmor, which is so far the only product in the PRC able to combine the functions of firewall, anti-virus and anti-SPAM into a single embedded Linux application and expected to generate healthy and stable revenue for the Company in the coming months.

The Company hopes to generate significant revenue starting from the last quarter of 2003.  The capital requirements are primarily working capital requirements related to product sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Business  Risks

     The Company is facing two risks, namely, market risk and technical risk.  If the Company cannot get sufficient funding, the Company will not be able to quickly capture large enough market share in embedded Linux market in the PRC.

Competition

     The Company has a leading position in the Chinese Linux operating system market and certain segments of the embedded Linux market.  However, the Company is facing severe competitions from both Chinese and overseas companies.

Management  of  Growth

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

As of the end of the period covered by this Quarterly Report on Form 10Q-SB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC reports.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

     None

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

CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three months or nine months period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    /s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    November 14, 2003

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three months or nine months period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 14, 2003

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors November 14, 2003

#