Form 10KSB
period 2003-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2004-03-30
CIK 1081376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on at February 29, 2004, was approximately $539,000.

The number of shares held by non-affiliates of Registrant's Common Stock outstanding on February 29, 2004, was 5,390,000.

The Registrant's total revenues for the twelve-month period ended December 31, 2003, were $163,555.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

2

ITEM 3.

LEGAL PROCEEDINGS

2

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND

  RELATED STOCKHOLDER MATTERS

2

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

  OR PLAN OF OPERATION

3

ITEM 7.

FINANCIAL STATEMENTS

6

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

  ON ACCOUNTING AND FINANCIAL DISCLOSURE

8

ITEM 8A.

CONTROLS AND PROCEDURES

8

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

  OF THE EXCHANGE ACT

8

ITEM 10.

EXECUTIVE COMPENSATION

10

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

  OWNERS AND MANAGEMENT

11

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

11

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

11

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES…………………………………….12

SIGNATURES

13

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

On September 26, 2002 the Company entered into a technology development agreement with Launch Tech Company Limited (“Launch”) for the development of Linux based software technologies and applications for Launch’s automotive diagnostic solutions and on-board automotive computers, and such agreements had been successfully completed and the solutions delivered to Launch throughout 2002 and 2003. Launch is a listed company in Hong Kong of which two substantial stockholders of the Company are also substantial stockholders.

In June 2003, the Company had put its embedded Linux solutions into applications with the trial launch of Mailarmor V1.0, a three-in-one network security device with the functions of firewall, anti-mail virus and anti-SPAM, in the Chinese market.  Mailarmor and Bluepoint Firewall were formally launched in the Chinese market in November 2003.  The Company also commenced the development of Bluepoint NAS, a network storage product with embedded Linux solutions, in December 2003.

Business of Issuer

Bluepoint Linux operating system is a competitor to Microsoft Windows. Just as many of the personal computer manufacturers in the United States and elsewhere, "pre-install" Microsoft Windows, Chinese companies such as Great Wall, TCL, Xiahua Sanbao and Downing pre-install Linux on some of their PC series. Right now, Linux is mostly used on servers since Microsoft Windows NT server charges a per use license fee. The Company believes that the Linux operating system is more efficient and stable when compared with Windows system. It has basic programs such as software similar to Microsoft "Word", "Spreadsheet", etc. The Company has been focusing on developing and marketing embedded Linux systems.  The Company 's embedded system for PDA, Set-top box, Intelligent Housing System and Web Pad are currently available to its customers.

The Company faces competition from other Linux software companies in China. The major competitors are Redflag Software Co.,Ltd., TurboLinux Inc. and Xteam Software Co. Ltd. The Company believes that it has the lead in both Linux server and embedded system operating system technology. However the competitors such as Redflag and TruboLinux have stronger financial backing than the Company does.

- # -

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

Bluepoint Software Technology (Shenzhen) Co., Ltd. has been granted a ten years operation period which can be extended with approvals from relevant People's Republic of China authorities. In addition to its presence in the People's Republic of China, the Company intends to expand its market in the near future.

As of December 31, 2003, the Company has 31 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is at 4th Floor, Xinyang Building, Bagua Number Four Road, Futian District, Shenzhen, Guangdong, P.R China.  This premise has received rent-free arrangement from the landlord, Launch, in the year 2003.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2003 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the bid prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during fiscal year 2003.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

Quarter Ended	HIGH	LOW
March 31, 2003	$0.20	$0.08
June 30, 2003	$0.55	$0.10
September 30, 2003	$0.40	$0.19
December 31, 2003	$0.60	$0.25

- # -

Shareholders

There were approximately 161 record holders of Common Stock as of December 31, 2003, holding a total of 20,485,000 outstanding shares of Common Stock of which 4,512,000 was in the public float.

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

The Company formally changed its name to Bluepoint Linux Software Corp. on February 16, 2000 to reflect the fact that Sinx is best known for its Bluepoint Linux Operating System. Bluepoint Linux Software Corp. (the "Company" or, "Corporation"), presently has executive offices at:4F., Xinyang Building, Bagua 4th Road Shenzhen, Guangdong 518029, P.R.China

The individuals who collectively owned 100% of Sinx's registered share capital prior to January 7, 2000 were Yu Deng, Zhe Kang, Yihuo Ye, Shengmiao Liao and Ling Li. Pursuant to the acquisition of Sinx, the Company underwent a change of control and these five individuals obtained a majority interest in the Company and were appointed as the Company's directors and/or officers.

On May 24, 2002, directors and shareholders Yu Deng, Shengmiao Liao, Zhe Kang, Yihuo Ye and Ling Li entered into a Stock Purchase Agreement (the "Agreement") with Xin Liu and Jun Liu for the procurement by Mssrs. Xin Liu and Jun Liu of 11,400,000 shares of common stock. Pursuant to the terms of the Agreement, Xin Liu purchased 1,800,000 shares from Yu Deng, 300,000 shares from Zhe Kang, 1,200,000 shares from Yihuo Ye, and 2,700,000 shares from Ling Li, for a total acquisition of 6,000,000 shares or 29.3% of the outstanding common stock. Jun Liu purchased 2,550,000 shares from Shengmiao Liao and 2,850,000 shares from Zhe Kang, for a total acquisition of 5,400,000 shares or 26.4% of the outstanding common stock. In consideration for the purchase of the shares, Mssrs. Xin Liu and Jun Liu paid the total sum of 1,000,000 Yuan (or approximately USD$121,950) to the named sellers. In accordance with the Agreement, the Board of Directors has accepted the resignations of Board members Zhe Kang, Ling Li, and Yihuo Ye. Mssrs. Xin Liu, Jun Liu, and Frank Kwai Shing have been appointed by the shareholders to fill the three vacant seats of the Board.

- # -

Results of Operations

Comparison between the twelve-month period ended December 31, 2003 with the twelve-month period ended December 31, 2002

	Year ended December 31, 2003	Year ended December 31, 2002

Revenue	196,027	580,032

Revenue was derived principally from the receipt of software development service fees from software development services provided for corporate customers in the PRC, which included the development of Linux based software applications and the licensing of “Bluepoint Linux” embedded solutions to these customers.  Part of the revenue was also attributed to the licensing revenue of the Company’s branded IT products in the second half of the year.  The significant decrease of revenue in 2003 was mainly due to the lack of significant software service assignments from customers.  In addition, the Company had concentrated its effort in the development and marketing of its proprietary embedded application product, the Mailarmor, in 2003, which initially received slower than expected market responses.  Software service fees received from Launch had been consistent throughout the year, and the directors expect that the Company will provide further similar software services to Launch in 2004.  In addition, the Directors also expect greater contributions to revenue from licensing its network security products in 2004, as the technologies and functions of the Mailarmor and Bluepoint Firewall had been stabilized toward the end of 2003.

As of December 31, 2003, the Company had trade receivables of approximately US$36,715, which were mainly due from Launch.  The directors are of the opinion that there are no foreseeable difficulties in recovering the amount.

Cost of hardware used for software licensing revenue mainly consisted of hardware equipment purchased from independent suppliers in China for the sale with Mailarmor.  Research and development costs went up to approximately US$147,161, which were mainly associated with the research and development costs of Mailarmor and Bluepoint Firewall.  General and administrative expenses consisted of principally of salaries, depreciation and other miscellaneous administrative expenses.

The increase in selling expenses is mainly due to the more effort in promoting the Company’s Mailarmor through advertisng.

The increase of costs and expenses in comparison with the previous corresponding year generally reflected the expansion of the business scope of the Company and the increase of staff numbers.  Both the decrease in revenue and increase of research and development costs and selling expenses have resulted in a net loss of approximately USD$193,201.  No cash dividend was declared for the year.

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

- # -

In the year 2004, the Company plans to concentrate on developing specific applications of the embedded "Bluepoint Linux" solutions. The Company will significantly increase its efforts in the development and marketing of embedded Linux operating system and embedded applications in three fields, namely, automotive, network security and network storage.

If the Company is successful in implementing its growth strategy, the management believes that it can undergo a period of rapid growth. For automotive technologies, the Company will mainly rely on its co-operations with Launch, for the provision of software licenses and related software consultancy and engineering services in relation to Launch’s X-431 Diagnostic Computer. X-431 Diagnostic Computer is one of Launch’s core products and one of the best selling automotive diagnostic tools in the world.  The management expects Launch to ship greater number of X-431 Diagnostic Computers in 2004, thus would require further software services from the Company in 2004.  For network security, the Company has completed the development of Mailarmor and Bluepoint Firewall and trial marketing of these products in China in the second half of 2003.  Though the market responses of these products had been slower than expected, these responses had been favorable because of their competitive price and innovative network security functions.   Mailarmor is a three-in-one virus detection device to be installed at the server end of corporate customers for the purpose detecting e-mail viruses and filtering junk e-mails.  Both Mailarmor and Bluepoint Firewall will continue to be marketed to system integrators and computer distributors in China in 2004.  For network storage products, the Company has commenced the development of Bluepoint NAS in December 2003.  Bluepoint NAS is a low cost network storage device with embedded Linux platform, and it is specially designed with easy user access and better portability.  Bluepoint NAS is designed and catered to the growing demand in China for low cost data storage, especially for small and medium enterprises.  Management expects the relevant development works of Bluepoint NAS to be completed by mid-2004, and the product would start generating revenues for the Company in the second half of 2004.

Capital Resources and Liquidity

During the year ended December 31, 2003, the net cash provided by operating activities was US$5,671.  In order to cope with business development, net cash used in investing activities was US$3,655.  There were no financing activities and net increase in cash and cash equivalents was US$2,016. The increase in cash and cash equivalents is mainly due to the settlement of the Company’s past debtors throughout the year.

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

Events That Took Place Subsequent to Fiscal Year Ending December 31, 2003

No event took place subsequent to fiscal year ending December 31 2003.

New Accounting Pronouncements

The management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the audited financial statements attached hereto and numbered F-1 through F-13.

- # -

Bluepoint Linux Software Corp.

Consolidated Financial Statements

For the Year Ended

December 31, 2003 and 2002

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

F-6

- # -

Independent Auditors' Report

To the Board of Directors and Stockholders of

Bluepoint Linux Software Corp.

We have audited the accompanying consolidated balance sheets of Bluepoint Linux Software Corp. (an Indiana Corporation) and its subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland Mazars

Chartered Accountants

Certified Public Accountants

Hong Kong

March 30, 2004

F-#

Bluepoint Linux Software Corp.

Consolidated Statements of Operations

		Year ended December 31,
		2003	2002
	Note	US$	US$
Revenue
Software licensing revenue		32,472	-
Computer consultancy and engineering income		163,555	580,032

		196,027	580,032
Operating costs and expenses
Cost of hardware used for software licensing revenue		(15,619)	-
Research and development costs		(147,161)	(81,044)
Selling expenses		(91,760)	(29,163)
General and administrative expenses		(163,424)	(173,825)

Total operating costs and expenses		(417,964)	(284,032)

(Loss) Profit from operations		(221,937)	296,000

Non-operating income
Other income	3	28,736	2,352

(Loss) Profit before income taxes		(193,201)	298,352

Provision for income taxes	2(h)	-	-

Net (loss) income		(193,201)	298,352

(Loss) Earnings per share of common stock
– Basic	2(k)	(0.009)	0.015
– Diluted	2(k)	(0.009)	0.015

Weighted average number of shares outstanding	2(k)	20,485,000	20,449,630

The financial statements should be read in conjunction with the accompanying notes.

F-#

Bluepoint Linux Software Corp.

Consolidated Balance Sheets

		As of December 31,
		2003	2002
ASSETS	Note	US$	US$

Current assets
Cash and cash equivalents		5,510	3,494
Trade receivables
- from third parties		36,715	314,009
- from a related company	7	32,812	-
Prepayments and other debtors	4	32,856	7,554
Inventories	2(j)	14,106	-

Total current assets		121,999	325,057

Property, plant and equipment, net	5	21,764	56,311

Total assets		143,763	381,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		5,193	2,476
Other creditors and accrued charges	6	54,667	101,531
Due to a director	7	3,827	4,126
Due to a related company	7	44,815	44,773

Total current liabilities		108,502	152,906

Commitments and contingencies	8

Stockholders' equity
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding		-	-
Common stock, par value of US$0.001 per share,
80,000,000 shares authorized;
20,485,000 shares issued and outstanding as of December 31, 2003 and 2002		20,485	20,485
Additional paid-in capital		477,766	477,766
Accumulated losses		(462,990)	(269,789)

Total stockholders’ equity		35,261	228,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		143,763	381,368

Bluepoint Linux Software Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2002
	US$	US$
Cash flows from operating activities:
Net (loss) income	(193,201)	298,352

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,557	20,738
Non-cash compensation expenses (Note 9)	-	6,000
Non-cash compensation expense credit upon cancellation of shares	-	(3,905)
Non-cash other income from business tax waived (Note 3)	(28,665)	-
Loss on disposal of property, plant and equipment	18,645	-

Changes in working capital:
Trade receivables	244,482	(299,818)
Deposits, prepayments and other debtors	(25,302)	(7,439)
Inventories	(14,106)	-
Due from directors	-	11,744
Trade payables	2,717	-
Other creditors and accrued charges	(18,199)	(37,564)
Due to a director	(299)	(7,142)
Due to a related company	42	44,773

Net cash provided by operating activities	5,671	25,739

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,655)	(22,555)

Net cash used in investing activities	(3,655)	(22,555)

Net increase in cash and cash equivalents	2,016	3,184

Cash and cash equivalents at beginning of year	3,494	310

Cash and cash equivalents at end of year	5,510	3,494

Non-cash financing activities
Issuance of shares to employees (Note 9)	-	6,000
Business tax payable waived (Note 3)	(28,665)	-
Cancellation of shares	-	(3,905)

	(28,665)	2,095

Bluepoint Linux Software Corp.

Consolidated Statements of Stockholders' Equity

		Common stock		Additional paid-in capital	Accumulated losses	Total
	Note	Number	US$	US$	US$	US$

Balance as of January 1, 2002		20,390,000	20,390	475,766	(568,141)	(71,985)
Issuance of shares to employees	9	100,000	100	5,900	-	6,000
Cancellation of shares		(5,000)	(5)	(3,900)	-	(3,905)
Net income		-	-	-	298,352	298,352

Balance as of December 31, 2002		20,485,000	20,485	477,766	(269,789)	228,462
Net loss		-	-	-	(193,201)	(193,201)

Balance as of December 31, 2003		20,485,000	20,485	477,766	(462,990)	35,261

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Blupoint Linux Software Corp. (the “Company”) was incorporated in the State of Indiana on October 7, 1996.  On February 16, 2000, it changed its name to Bluepoint Linux Software Corp.

Shenzhen Sinx Software Co., Ltd. (“Sinx”) was established in the People’s Republic of China (the “PRC”) on September 3, 1999 as a wholly local investment owned enterprise with limited liability.  It commenced operations in October 1999 and is engaged in the provision of embedded Linux solutions and related service and support to PRC original equipment manufacturers of personal computers and the sale of “Bluepoint Linux” software packages to software retailers in the PRC.  Sinx has been granted a ten year operating period which can be extended with approvals from relevant PRC authorities.  Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd. in May 2000 and is a wholly owned subsidiary of the Company as of December 31, 2003.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Principles of consolidation

The consolidated financial statements include the financial information of the Company and its wholly-owned subsidiary.  All material intercompany balances and transactions have been eliminated on consolidation.

b)

Cash and cash equivalents

The Company considers all cash and highly liquid investments purchased with an original maturity within three months to be cash equivalents.

a)

Trade receivables, allowance for uncollectible debts and bad debt expense

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, day-to-day knowledge of specific customers and existing economic conditions. Payment terms of trade receivables are based on negotiation with individual customers, but usually within 90 days after the issuance of an invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstatnces of the customer. Changes in the allowance for uncollectible accounts is recorded as bad debt expense and is included in general and administrative expense.

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

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Property, plant and equipment and depreciation (Continued)

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

e)

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.  The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company’s average cost of capital.

f)

Revenue recognition

Revenue from provision of computer consultancy and engineering services, net of business tax, is recognized when services are rendered in stages as separate identifiable phases of a project are completed.

Software licensing revenue, net of business tax, under software license arrangements that do not require significant modification or customization of the underlying software is recognized when (1) a legally binding arrangement with a customer is entered into for the license of software; (2) the software is delivered; (3) payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable.

g)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)

Income taxes

The Company and its subsidiary did not carry on any business and did not maintain any branch office in the United States of America.  No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company and its subsidiary has been made.

Pursuant to the relevant laws and regulations in the PRC, the subsidiary, as a wholly owned foreign investment enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profit-making year, after the losses carry-forward from the immediate previous five years being recovered, and thereafter will be entitled to a 50% relief from the PRC enterprise income tax for the following three years. Since the subsidiary has not fully recovered its losses carry-forward from the immediate previous five years, the tax exemption period has not yet started and therefore no taxation for the PRC enterprise income tax has been provided.

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.  The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.  As of December 31, 2003 and 2002, the subsidiary had loss carry forwards for income tax reporting purposes of approximately US$420,118 and US$295,455, respectively, that might be offset against future taxable income. In view of the subsidiary’s continuing losses incurred, the amount available to offset future taxable income might be limited and therefore no tax benefit has been reported in the financial statements. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

i)

Foreign currency translation

The Company maintains its accounting books and records in US$ and the subsidiary maintains its accounting books and records in Renminbi (“RMB”). Foreign currency transactions during the year are translated into US$ by the Company and RMB by the subsidiary at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are re-translated at the approximate rates of exchange existing at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

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

All exchange differences arising on the consolidation are recorded within equity. During the years, exchange rates between US$ and RMB were fairly stable, there was no net effect to the stockholders’ equity.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)

Inventories

Inventories are valued at the lower of cost or market using the weighted average cost method of accounting.

Inventories represent computer hardware purchased for sale with software licensed to customers.

k)

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the years.

Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during 2002 and 2003 and, accordingly, basic and diluted earnings per share are the same.

l)

Uses of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such estimates include provisions for doubtful accounts, long-lived assets and deferred income taxes.  Actual results could differ from those estimates.

m)

Research and development costs for software

Research and development of software are expensed as incurred as the Company considers costs eligible for capitalization under FASB statement No. 86 “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” were not material.

n)

Recently issued accounting pronouncements

The management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

3.

OTHER INCOME

	Year ended December 31,
	2003	2002
	US$	US$

Business tax waived / refunded	28,665	2,195
Interest income	38	36
Others	33	121

	28,736	2,352

In 2003, the PRC local government approved a waiver of the business tax of US$28,665 payable by the Company for revenue earned in 2002.

4.

PREPAYMENTS AND OTHER DEBTORS

	As of December 31,
	2003	2002
	US$	US$

Prepayments	15,254	4,026
Other debtors	17,602	3,528

	32,856	7,554

5.

PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2003	2002
	US$	US$

Computer equipment	60,666	72,762
Other equipment	7,692	7,692
Leasehold improvements	-	30,402
Less: Accumulated depreciation	(46,594)	(54,545)

Net book value	21,764	56,311

6.

OTHER CREDITORS AND ACCRUED CHARGES

	As of December 31,
	2003	2002
	US$	US$

Accrued charges	41,144	51,162
Deposits received	6,026	751
Other creditors	7,497	49,618

	54,667	101,531

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

7.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company had the following transactions with related parties:

(a)

Related party transactions during the years

	Year ended December 31,
	2003	2002
	US$	US$

Software application consultancy income earned from a related company	120,773	277,729

(b)

Balance with related parties are as follows:

	As of December 31,
	2003	2002
	US$	US$

Trade receivable from a related company	32,812	-
Due to a director	3,827	4,126
Due to a related company	44,815	44,773

The major shareholders of the Company are also shareholders of the related company.

8.

COMMITMENTS AND CONTINGENCIES

The Company had operating lease commitments for a non-cancelable operating lease in respect of land and buildings.  The portion of these commitments which is payable in the following period is as follows:

	As of December 31,
	2003	2002
	US$	US$

Payable within one year	48,696	-

Total rent expense for the operating lease was US$4,427 for the year ended December 31, 2003.  No rent expense was incurred for the year ended December 31, 2002.

The Company had no material contingencies as of December 31, 2003 and 2002.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

9.

ISSUANCE OF SHARES

On 16 May, 2002, 100,000 shares of common stock, par value of $0.001 per share, of the Company were issued to an employee for past services rendered. The issue price was based on the market value of US$0.06 per share on that date, totaling US$6,000 with US$100 recorded as share capital and US$5,900 as additional paid-in capital. The amount was recognized as an expense in that year.

10.

SUPPLEMENTAL INFORMATION

The following items are included in the Consolidated Statements of Operations:

		Year ended December 31,
		2003	2002
	Note	US$	US$

PRC Business Tax	a	1,602	30,850
Advertising and marketing expenses	b	26,696	528
Bad debts written off	c	870	-
Loss on disposal of property, plant and equipment	c	18,645	-

a)

PRC Business Tax is included as a reduction of revenue.

b)

Advertising and marketing expenses are included in “Selling expenses”.

c)

Bad debts written off and loss on disposal of property, plant and equipment are included in “General and administrative expenses”.

11.

STOCK BASED COMPENSATION PLAN

On November 30, 2001, the stockholders of the Company approved a plan of stock-based compensation incentives for employees of the Company. The plan is known as “Bluepoint Linux Software Corp. Employee Benefit Plan” (the “Plan”). The Company shall designate 400,000 shares of common stock for awards pursuant to this Plan. There is no guarantee that all 400,000 shares will be issued. As of December 31, 2003, 365,000 shares in respect of this stock-based compensation incentives have been issued.

There will be no sale of stock to employees under the Plan. The Board of Directors determines the awards to be made from time to time to the employees.

12.

RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

The Company has no retirement plan or post-employment benefits for its employees other than the statutory requirement of monthly contributions to retirement plans and post-employment benefits administered by the PRC government.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

13.

OPERATING RISKS

(a)

Concentration of credit risk

The Company provides and designs embedded Linux solutions and other software application solutions. Concentration of trade receivable as of December 31, 2003 and December 31, 2002 are as follows:

	As of December 31,
	2003	2002
	%	%

Customer A	17	100
Customer B	35	-
Customer C	48	-

	100	100

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Company’s major customers and related companies but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

(b)

Concentration of customers

The followings are the customers which contributed more than 10% of the revenue of the Company:

	Year ended December 31,
	2003	2002
	%	%

Customer A	-	52
Customer B	22	-
Customer C	62	47

	84	99

Customer A, Customer B and Customer C are the same as those mentioned in note 13(a).  Customer C is the related company mentioned in note 7.

(c)

Concentration of suppliers

During 2003, the Company mainly relied on one supplier for hardware purchased for sale with the software licensed to customers and two suppliers for licenses of software rights. During 2002, none of the purchases from suppliers accounted for more than 5% of the Company’s purchases.

F-#

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent accountants, Moores Rowland Mazars (formerly Moores Rowland which merged with Mazars on October 1, 2003), over any item involving the Company's financial statements.

ITEM  8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC reports.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Xin Liu	36	Director, President
Yu Deng	29	Director
Frank K. Shing	30	Director, CFO
Jun Liu	34	Director
Shengmiao Liao	32	Secretary, Director

MR. XIN LIU, AGE 36, DIRECTOR AND PRESIDENT

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

MR. YU DENG, DIRECTOR

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

MR. JUN LIU, AGE 34, DIRECTOR

Mr. Jun Liu obtained Bachelor of Science degree in electronics from Tsinghua University in 1992. From 1992 to 1993, he was employed by ShenZhen Shangda Tech & Electron Co., Ltd. From 1993 to present, he has been the co-founder, director and general manager of Launch Tech Co., Ltd.

MR. FRANK KWAI SHING, AGE 28, DIRECTOR AND CFO

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

MR. SHENMIAO LIAO, DIRECTOR

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

Compliance With Section 16(a)of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes certain information concerning executive compensation paid to or accrued to the Company's chief executive officer during the Company's last fiscal year. None of the Company's executive officers earned more than $100,000 during the years ended December 31, 2003. None of the directors has received additional compensation for their responsibilities as directors.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

		Annual	Compensation		Awards	Long term compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Other	Restricted	Options/	LTI	Other
		Annual comp.	Stock awards	SARs
Liu Xin, President	2003	0	0	0	0	0	0	0
Frank Shing, CFO	2003	15,325	0	0	0	0	0	0

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None.

- # -

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

All accounting fees and services provided to the Company are required to be approved in advance by the Company’s directors.

Audit fees

The aggregate fees billed by the Company’s principal accountant, Moores Rowland Mazars (formerly Moores Rowland which merged with Mazars on October 1, 2003), for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were US$24,116 and US$25,324 in 2003 and 2002, respectively.

Audit-related fees

There were no fees billed in 2003 and 2002 by the Company’s principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees” above.

Tax fees

There were no fees billed in 2003 by the Company’s principal accountant for professional services for tax compliance, tax advice, and tax planning.

US$1,500 was billed by the principal accountant to the Company in 2002 for the service of tax compliance for the Company.

All other fees

There were no fees billed in 2003 and 2002 by the Company’s principal accountant for products or services provided other than those included in the “Audit fees” above.

- # -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2004.

Bluepoint Linux Software Corp.

By:/s/ Xin Liu
Xin Liu, President & Director

By:/s/ Yu Deng
Yu Deng, Director

By:/s/ Frank Shing
Frank Shing, CFO & Director

By:/s/ Jun Liu
Jun Liu, Director

By:/s/ Shengmiao Liao
Shengmiao Liao, Secretary & Director

- # -

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report").  I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 /s/  Xin Liu

 -----------------------

 By: Xin Liu

Chief Executive Officer

 March 30, 2004

CERTIFICATION PURSUANT TO

                                     18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Annual Report of the  company on Form 10-KSB for the period ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                                                                                    /s/  Xin Liu

 -----------------------

 By: Xin Liu

 Chief Executive Officer

 March 30, 2004

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report").  I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 /s/  Frank Shing

-----------------------

By: Frank Shing

 Chief Financial Officer

 March 30, 2004

CERTIFICATION PURSUANT TO

                                     18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Annual Report of the  company on Form 10-KSB for the period ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                                                                                    /s/  Frank Shing

 -----------------------

 By: Frank Shing

 Chief Financial Officer

 March 30, 2004