Form 10QSB
period 2004-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2004-05-20
CIK 1081376

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10Q-SB

General  Form  for  Registration  of  Securities

Of  Small  Business  Issuers

Under  Section  12(b)  or  (g)  of

the  Securities  Exchange  Act  of  1934

Bluepoint  Linux  Software  Corp.

------------------------------

(Exact  name  of  Registrant  as  specified  in  charter)

Indiana                        0-25797             35-2070348

(State  or  other  jurisdiction   (Commission        (I.R.S.  Employee

of  incorporation)                    File  Number)         Identification  No.)

8/F, Building Number Four West, SEG Science Park

Huaqiang North Road, Shenzhen, Guangdong  518031,  P.R. China

(Address  of  principal  executive  offices)

Registrant's  telephone  number,  including  area  code:  011867552450750

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March 31,  2004

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

                               Class                                                Outstanding  as  of  March 31,  2004

$0.001 Par Value Class A Common Stock             20,485,000  Shares

#

                                TABLE  OF  CONTENTS

PART  1                                                                    PAGE

ITEM  1.  FINANCIAL  STATEMENTS                                             3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL

  CONDITION  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS         8

ITEM  3.  CONTROLS AND PROCEDURES                                          11

PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               11

ITEM  2.  CHANGES  IN  SECURITIES                                          11

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               11

ITEM  4.  SUBMISSION  OF  MARTTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS   11

ITEM  5.  OTHER INFORMATION

 11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11

       SIGNATURES                                                          14

#

                  BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	March 31, 2004	December 31, 2003
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	5,213	5,510
Trade receivables
- from third parties	69,179	36,715
- from a related company	-	32,812
Prepayments and other debtors	24,252	32,856
Inventories	49,949	14,106

Total current assets	148,593	121,999

Property, plant and equipment, net	26,752	21,764

Total assets	175,345	143,763

LIABILIITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	966	5,193
Other creditors and accrued charges	67,331	54,667
Due to directors	3,827	3,827
Due to a related company	61,263	44,815
Total current liabilities	133,387	108,502

Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(456,293)	(462,990)

Total stockholders' equity	41,958	35,261
Total liabilities and stockholders' equity	175,345	143,763

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended March 31, 2004	(Unaudited) Three months ended March 31, 2003
	US$	US$
Revenue
Software licensing income	75,117	-
Computer consultancy and engineering income	48,309	57,337

	123,426	57,337
Operating costs and expenses
Cost of hardware used for software licensing revenue	(15,575)	-
Research and development costs	(24,201)	(41,555)
Selling expenses	(23,359)	(9,776)
General and administrative expenses	(53,600)	(53,834)

Income(loss) from operations	6,691	(47,827)

Non-operating income
Interest income	6	10

	6	10

Income(loss) before income taxes	6,697	(47,817)

Provision for income taxes	-	-

Net Income(loss)	6,697	(47,817)

Income(loss) per share of
Common stock – basic	(0.0003)	(0.0023)

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) Three months ended March 31,2004	(unaudited) Three months ended March 31,2003
	US$	US$
Cash flows from operating activities:
Net Income(loss)	6,697	(47,817)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	4,111	5,296
Loss on disposal of property, plant and equipment	-	6,954

Changes in working capital:
Trade receivable	348	78,502
Deposits, prepayment and other debtors	8,604	-
Inventories	(35,843)	(18,963)
Trade payable	(4,227)	-
Due to directors	-	(299)
Creditors and accrued charges	12,664	(22,316)

Net cash provided by operating activities	(7,646)	1,357

Cash flows from investing activities:
Acquisition of property, plant and equipment	(9,099)	(918)

Cash used in investing activities	(9,099)	(918)

Financing activities
Amount borrowed from a related company	16,448	-

Net cash from financing activities	16,448	-

Net (decrease) increase in cash and cash equivalents	(297)	439
Cash and cash equivalents at beginning of period	5,510	3,494

Cash and cash equivalents at end of period	5,213	3,933

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’  EQUITY)

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2003	20,485,000	20,485	477,766	(269,789)	228,462
Net loss	-	-	-	(193,201)	(193,201)

Balance as of December 31, 2003	20,485,000	20,485	477,766	(462,990)	35,261
Net Income	-	-	-	6,697	6,697

Balance as of March 31, 2004	20,485,000	20,485	477,766	(456,293)	41,958

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  1.       Basis  of  Presentation

         The accompanying financial statements, as of March 31, 2004 and for the three months ended March 31, 2004, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

     In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004, results of operations and cash flows for the three months ended March 31, 2004, have been made.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 .     Issuance  of  shares

No shares were issued in the first quarter ended March 31, 2004.

Note 3

Related party transaction

During the three months ended March 31, 2004, revenue of US$48,309 was derived from a related company of which the major shareholders of the Company are also major shareholders.

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

RESULTS OF OPERATIONS   (Expressed  in  US  Dollars).

Three months ended March 31, 2004 compared to three months ended March 31, 2003.

	Three months ended
	March 31,2004 (Unaudited)	March (Unaudited) 31, 2003
Software licensing income	75,117	-
Computer consultancy and engineering income	123,426	57,337

Software licensing income of US$75,117 represents sales of MailArmor and Bluepoint Firewall to new and existing customers.  Computer consultancy and engineering income of US$48,309 were derived from the provision of software services to a related party.

Cost of hardware used for software licensing revenue consisted principally of hardware purchased for selling its network security solutions, i.e. MailAromor and Bulepoint Firewall.  Research and development costs represent principally salaries of program engineers and other direct costs for earning the revenue.  General and administrative expenses consisted principally of salaries of management, marketing staff and supporting staff, depreciation expense, and other miscellaneous expenses.

The Company recorded a small net income of approximately US$6,697 from operations during this period, which was principally attributable to the significant increase in operating expenses, offsetting increase in revenue from the selling of its network security products and stable revenue derived from the provision of software consultancy services, In order to enhance the recognition and brand awareness of its network security products in the PRC market, the Company recorded significantly increase in promotional and advertising expenses, which resulted in total selling expenses of  approximately US$23,359 during the three months ended March 31, 2004.  During the same period, the Company also recorded higher research and development costs, mainly relating to two major projects, the advanced version of MailArmor and the first version of NAS, under development.  Other expenditures incurred to support the operations of the Company also increased during the period.

There was no material change in general administrative expenses in the 3 months ended March 31 2004, comparing to the same quarter last year.  The increase of salaries due to more experienced marketing staff hired and rental expenses were offset by cost control in other areas.

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

During the quarter ended March 31, 2004, the Company had speed up the sales of the two product lines of its network security products, the MailArmor and Bluepoint Firewall, which targeted the demand of small and medium size corporate users in the PRC for lower cost and Linux based network security solutions.  The Company has made significant marketing efforts in acquiring orders and establishing distribution channels for its network security products during the first quarter of 2004.  As a result, several new distributors were recruited by the Company, and 25  units of MailArmor and 5 units of Bluepoint Firewall were sold in the PRC during this quarter.  After the quarter ended March 31, 2004, the Company will continue to speed up the promotion and marketing of MailArmor and Bluepoint Firewall, by extending its marketing activities to the government and telecom user sectors in the PRC.  In addition, the Company will significantly increase its effort in the development of Bluepoint NAS, a low cost and Linux based network data storage product, with an aim to launch such product in the PRC market by June 2004.

Liquidity  and  Capital  Resources

During the quarter ended March 31, 2004, the net decrease in cash and cash equivalent was US$297.

The receipt of operating cash was slower than the Management had expected during the quarter ended March 31, 2004, and was mainly due to most of the customers of its network security products were new customers, and the Company had provided generous credit terms to these customers. The lack of operating cash plus the increasing operating expenses experienced by the Company in the quarter ended March 31, 2004 placed severe strains on the Company's business expansion.  The Management has high expectations in the continuing marketing of the Company's major product, MailArmor, which is so far the only product in the PRC able to combine the functions of firewall, anti-virus and anti-SPAM into a single embedded Linux application and expected to generate healthy and stable revenue for the Company in the coming months.

The capital requirements are primarily the purchase of additional computer hardware and working capital requirements related to product sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Business  Risks

The Company is facing two risks, namely, market risk and technical risk.  If the Company cannot get sufficient funding, the Company will not be able to quickly capture large enough market share in the PRC.

Competition

The Company has a leading position in the Chinese Linux operating system market and certain segments of the embedded Linux market.  However, the Company is facing severe competitions from both Chinese and overseas companies.

Management  of  Growth

As a leading Linux operation system development company, the Company stands in a unique position in the growing Linux market in the PRC.  The Company has developed Linux-based MailArmor, a complete network security solution product. This product has generated great interests among distributors and end users in the PRC.  In addition, the Company will continue to develop Bluepoint NAS, targeting the demand for lower cost, Internet based and portable data storage device by both corporate and personal users in the PRC.

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

CERTIFICATIONS PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three months period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    May 20, 2004

                      CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                            /s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    May 20, 2004

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three months ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2004

                                CERTIFICATION PURSUANT TO

                   18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                        /s/ Frank Shing

                                    -------------------------

                                    By: Frank Shing

                                    Chief Financial Officer

                                    May 20, 2004

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors May 20, 2004

#