Form 10QSB/A
period 2004-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2004-06-03
CIK 1081376

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10Q-SB

General  Form  for  Registration  of  Securities

Of  Small  Business  Issuers

Under  Section  12(b)  or  (g)  of

the  Securities  Exchange  Act  of  1934

Bluepoint  Linux  Software  Corp.

-------------- --- ----------------

(Exact  name  of  Registrant  as  specified  in  charter)

Indiana	0-25797	352070348
(State or other jurisdiction of incorporation	(Commission File Number)	(I.R.S. Employee Identification No.

8/F, Building Number Four West, SEG Science Park

Huaqiang North Road, Shenzhen, Guangdong  518031,  P.R. China

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

            AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS ………

8

ITEM  3.

CONTROLS AND PROCEDURES

11

PART  II

ITEM  1.

LEGAL  PROCEEDINGS

11

ITEM  2.

CHANGES  IN  SECURITIES

11

ITEM  3.

DEFAULTS  UPON  SENIOR  SECURITIES

11

ITEM  4.

SUBMISSION  OF  MA TTERS  TO  A  VOTE  OF  SECURITIES   HOLDERS

11

ITEM  5.

OTHER INFORMATION

11

ITEM  6.

EXHIBITS  AND  REPORTS  ON  FORM  8-K

11

SIGNATURES

14

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	March 31, 2004	December 31, 2003
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	5,213	5,510
Trade receivables
- from third parties	69,179	36,715
- from a related company	-	32,812
Prepayments and other debtors	24,252	32,856
Inventories	49, 949	14,106

Total current assets	148,593	121,999

Property, plant and equipment, net	26,752	21,764

Total assets	175,345	143,763

LIABILIITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	966	5,193
Other creditors and accrued charges	67, 331	54,667
Due to directors	3,827	3,827
Due to a related company	61,263	44,815
Total current liabilities	133,387	108,502

Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(456,293)	(462,990)

Total stockholders' equity	41,958	35,261
Total liabilities and stockholders' equity	175,345	143,763

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended March 31, 2004	(Unaudited) Three months ended March 31, 2003
	US$	US$
Revenue
Software licensing income	75,117	-
Computer consulting and engineering income	48,309	57,337

	123,426	57,337
Operating costs and expenses
Cost of hardware used for software licensing revenue	(15,575)	-
Research and development costs	(24,201)	(41,555)
Selling expenses	(23,359)	(9,77 5 )
General and administrative expenses	(53,600)	(53,834)

Income(loss) from operations	6,691	(47,827)

Non - operating income
Interest income	6	10

	6	10

Income(loss) before income taxes	6,697	(47,817)

Provision for income taxes	-	-

Net Income(loss)	6,697	(47,817)

Income(loss) per share of
Common stock – basic	0. 00	(0.00)

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) Three months ended March 31,2004	(unaudited) Three months ended March 31,2003
	US$	US$
Cash flows from operating activities:
Net Income(loss)	6,697	(47,817)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	4, 111	5,296
Loss on disposal of property, plant and equipment	-	6,954

Changes in working capital:
Trade receivable	348	78,502
Deposits, prepayment and other debtors	8,604	-
Inventories	(3 5 , 8 43 )	(18,963)
Trade payable	(4,227)	-
Due to directors	-	(299)
Creditors and accrued charges	12,664	(22,316)

Net cash (used) provided by operating activities	(7,646)	1,357

Cash flows from investing activities:
Acquisition of property, plant and equipment	(9,099)	(918)

Cash used in investing activities	(9,099)	(918)

Financing activities
Amount borrowed from a related company	16,448	-

Net cash from financing activities	16,448	-

Net (decrease) increase in cash and cash equivalents	(297)	439
Cash and cash equivalents at beginning of period	5,510	3,494

Cash and cash equivalents at end of period	5,213	3,933

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’  EQUITY)

	Common stock		Additional paid-in capital	Accumulate losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2003				(269,789)	228,462
Net loss	-	-	-	(193,201)	(193,201)

Balance as of December 31, 2003				(462,990)	35,261
Net Income	-	-	-	6,697	6,697

Balance as of March 31, 2004				(456,293)	41,958

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART 1

Note  1 ..

Basis  of  Presentation

T he accompanying financial statements, as of March 31, 2004 and for the three months ended March 31, 2004, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles general ly accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

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

Note 2 ..

Issuance  of  shares

No shares were issued in the first quarter ended March 31, 2004.

Note 3

Related party transaction

During the three months ended March 31, 2004, revenue of US$48,309 was derived from a related company of which the major shareholders of the Company are also major shareholders .

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

RESULTS OF OPERATIONS   (Expressed  in  US  Dollars).

Revenue for the t hree months ended March 31, 2004 compared to three months ended March 31, 2003 is as follows

	Three months ended
	March 31,2004 (Unaudited)	March (Unaudited) 31, 2003
Software licensing income	75,117	-
Computer consultancy and engineering income	48,309	57,337
	123,426	57,337

Software licensing income of US$75,117 represents sales of MailArmor and Bluepoint Firewall to new and existing customers .  Computer consult ing and engineering income of US$48,309 were derived from the provision of software consult ing and engineering services to a related party.

Cost of hardware used for software licensing revenue consisted principally of hardware purchased and used in selling its network security solutions , i.e. MailAromor and Bluepoint Firewall.  Research and development costs represent principally salaries of program engineers and other direct costs for earning the revenue.  General and administrative expenses consisted principally of salaries of management, marketing staff and supporting staff, depreciation expense, and other miscellaneous expenses.

#

The Company recorded a small net income of US$ 6,697 from operations during this period, which was principally attributable to the significant increase in revenue, but being offset by the increase in operating costs and expenses at the same time to cope with the increase in revenue.  In order to enhance the recognition and brand awareness of its network security products in the PRC market, the Company recorded significantly increase in promotional and advertising expenses, which resulted in total selling expenses of approximately US$23,359 during the three months ended March 31, 2004.   R esearch and development costs, mainly relat e to two major projects, the advanced version of MailArmor and the first version of NAS, under development.   The research and development costs were lower as compared to same period last year because large research and development effort was put in developing MailArmor and Bluepoint Firewall at the early stage in the same period last year ..

There was no material change in general and administrative expenses in the 3 months ended March 31 2004 , as compared to the same period last year.

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

During the quarter ended March 31, 2004, the Company accelerated the sales of the two product lines of its network security products, the MailArmor and Bluepoint Firewall, which targeted the demand of small and medium size corporate users in the PRC for lower cost and Linux based network security solutions.  The Company has made significant marketing efforts in acquiring orders and establishing distribution channels for its network security products during the first quarter of 2004.  As a result, several new distributors were recruited by the Company, and 25 units of MailArmor and 5 units of Bluepoint Firewall were sold in the PRC during this quarter.  After the quarter ended March 31, 2004, the Company will continue to speed up the promotion and marketing of MailArmor and Bluepoint Firewall, by extending its marketing activities to the government and telecom user sectors in the PRC.  In addition, the Company will significantly increase its effort in the development of Bluepoint NAS, a low cost and Linux based network data storage product, with an aim to launch such product in the PRC market by June 2004.

#

Liquidity  and  Capital  Resources

During the quarter ended March 31, 2004, the net decrease in cash and cash equivalent was US$ 297 ..

The receipt of operating cash was slower than the Management had expected during the quarter ended March 31, 2004, and was mainly due to most of the customers of its network security products were new customers, and the Company provided generous credit terms to these customers. The lack of operating cash plus the increasing operating expenses experienced by the Company in the quarter ended March 31, 2004 placed severe strains on the Company's business expansion.  The Management has high expectations in the continu ed marketing of the Company's major product, MailArmor, which is so far the only product in the PRC able to combine the functions of firewall, anti-virus and anti-SPAM into a single embedded Linux application and expect s to generate healthy and stable revenue for the Company in the coming months.

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

#

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

May 31 , 2004

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

                                    May 31, 2004

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

May 31 , 2004

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

                                    May 31, 2004

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

May 31 , 2004

#