Form 10QSB
period 2004-06-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2004-08-13
CIK 1081376

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

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  June 30,  2004

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

                   Class                          Outstanding  as  of  June 30,  2004

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

#

                         PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	June 30, 2004	December 31, 2003
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	48,956	5,510
Trade receivables
- from third parties	7,150	36,715
- from a related company	-	32,812
Prepayments and other debtors	23,647	32,856
Inventories	63,379	14,106

Total current assets	143,132	121,999

Property, plant and equipment, net	26,390	21,764

Total assets	169,522	143,763

LIABILIITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	13,135	5,193
Other creditors and accrued charges	64,97 0	54,667
Due to directors	3,827	3,827
Due to a related company	91,453	44,815
Total current liabilities	173,385	108,502

Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(50 2 ,11 4 )	(462,990)

Total stockholders' deficit	(3,863)	35,261
Total liabilities and stockholders' equity	169,522	143,763

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) three months ended June 30, 2004	(Unaudited) three months ended June 30, 2003	(Unaudited) six months ended June 30, 2004	(Unaudited) six months ended June 30, 2003
	US$	US$	US$	US$

Net sales	98,955	57,337	222,381	114,674
Cost of sales	(38,128)	(14,064)	(77,903)	(55,619)

Gross profi t (loss)	60,82 7	43,273	(144,478)	59,055

Selling expenses	(57,82 9 )	(22,692)	(81,18 8 )	(32,468)

General and administrative expenses	(48,772)	(49,474)	(10 2 ,372)	（103,306）

Loss from operations	(45,774)	(28,893)	(39,082)	(76,719)

Non-operating income
Other income	-	30,785	-	30,785
Interest income	19	10	25	20

	19	30,795	25	30,805

(Loss) Profit before income taxes	(45,755)	1,902	(39,057)	(45,91 4 )

Provision for income taxes	(67)	-	(67)	-

Net (loss) Profit	(45,822)	1,902	(39,124)	(45,91 4 )

(Loss) Profit per share of
Common stock – basic	(0.002)	0.000	(0.00 2 )	(0.002)

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) six months ended June 30,2004	(unaudited) six months ended June 30,2003
	US$	US$
Cash flows from operating activities:
Net loss	(39,124)	(45,915)

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	8,538	9,997
Loss on disposal of property, plant and equipment	-	6,954

Changes in working capital:
Trade receivable s	62,377	99,353
Deposits, prepayment and other debtors	9,209	117
Inventories	(49,273)	(42,212)
Trade payables	7,942	12,681
Due to directors	-	(299)
Other creditors and accrued charges	10,303	(39,026)

Net cash provided by operating activities	9,972	1,650

Cash flows from investing activities:
Acquisition of property, plant and equipment	(13,164)	(3,656)

Cash used in investing activities	(13,164)	(3,656)

Cash flows from financing activities Advances from a related company	46,638	42

Net cash provided by financing activities	46,638	42

Net increase (decrease) in cash and cash equivalents	43,446	(1,964)
Cash and cash equivalents at beginning of period	5,510	3,494

Cash and cash equivalents at end of period	48,956	1,530

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’  EQUITY)

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2003	20,485,000	2 0,485	447,766	(269,789)	228,462
Net loss	-	-	-	(193,201)	(193,201)

Balance as of December 31, 2003	20,485,000	20,485	447,766	(462,990)	35,261
Net Loss	-	-	-	(39,124)	(39,124)

Balance as of June 30, 2004	20,485,000	20,485	4 47,766	(50 2 ,11 4 )	(3,863)

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  1.       Basis  of  Presentation

         The accompanying financial statements, as of June 30, 2004 and for the three months and six months ended June 30, 2004, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

     The preparation of financial statements in conformity with accounting principles general accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

     In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004, results of operations and cash flows for the three months and six months ended June 30, 2004, have been made.  The results of operations for the three months or six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 .     Issuance  of  shares

No shares were issued in the second quarter ended June 30, 2004.

Note 3

.

Related party transaction

During the second quarter and the six months ended June 30, 2004, revenues totaling US$ 79,300 and US$ 127,609 , respectively, were derived from a company of which the major shareholders of the Company are also major shareholders .

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

RESULTS OF OPERATIONS   (Expressed  in  US  Dollars).

Three-months  period  and  six-months period ended June 30, 2004 compared to the same  period s  ended  June 30, 2003.

	Three months ended		Six months ended
	June 30, 2004 (Unaudited)	June 30,2003 (Unaudited)	June 30, 2004 (Unaudited)	June 30,2003 (Unaudited)
Net sales	98,955	57,337	222,381	114,674

Net sales during the first quarter ended June 30, 2004 were derived principally from the sales of the Company’s network security products, namely Mailarmour and Bluepoint Firewall to corporate customers in the PRC.   As the Company’s distributors had not resold all of the Company’s products that they purchased previously, they had reduced orders for the Company’s products during this period; as a result, the Company recorded lesser sales as compared with the previous period.   During this period, the Company was able to distribute some of its network security products and solutions to the automotive service industry through Launch Tech Company Limited, a listed company in Hong Kong and of which the major shareholders of the Company are also major shareholders.

Cost of sales consisted principally of salaries of program engineers.  Operating and administrative expenses consisted principally of salaries of management, marketing staff and supporting staff, depreciation expense and other miscellaneous expenses. During this period, the Company had recorded higher operating expenses as compared with the previous period, which was due to that the Company continued to hire additional personnel in expectation of launching new products in the second half of the year, particularly, Bluepoint NAS.

The loss from operations was principally attributable to low and unstable revenue, significantly higher selling expenses, and to research and development costs of Linux based network security products and network storage products under development, and expenditures incurred to support the operations of the Company.

The Company's selling expenses were mainly related to the advertising and promotional costs of the Company's core product, MailArmor, in the PRC market.  The increase of operating and administrative expenses, as compared with the previous corresponding period, was mainly attributed to the hiring of more experienced marketing staff in the distribution of MailArmor.  In order to recruit experienced computer engineers for future projects, the Company also increased the salary of certain R&D staff to a competitive market level.

As at the end of 30 June 2004, the Company recorded a higher level of inventory as compared with that of 31 December 2003, which was mainly due to the slower than expected sales.  These inventories mainly consisted of finished goods.  The management had realized that the continuing build up of inventory level would adversely affect the cash flow and cash position of the Company, and it would take effective measures, such as reducing purchases and increasing sales, to reduce the Company’s inventory level in the second half of the year.

Plan  of  Operations

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as an early stage company in a highly competitive market, and access to sources of capital.

During the quarter ended June 30, 2004, the Company continued its effort in the marketing of the two product lines of its network security products, the MailArmor and Bluepoint Firewall, which targeted the demand of small and medium size corporate users in the PRC for lower cost and Linux based network security solutions. In order to utilize the extensive distribution network of Launch Tech Company Limited (“Launch Tech”), the Company has made significant efforts in persuading the local branch offices of Launch Tech to take up orders of the Company’s network security products during the second quarter of 2004. The local branch offices of Launch Tech would act as agents of the Company’s products, these products would then be resold to Launch Tech’s customers in the automotive aftermarket sector in the PRC.  As a result, the Company has recorded significant increase in sales to related parties during this quarter. After the quarter ended June 30, 2004, the Company will continue to speed up the promotion and marketing of MailArmor and Bluepoint Firewall, by extending its marketing activities to other distributors in the PRC. In addition, the Company will significantly increase its effort in the development of Bluepoint NAS, a low cost and Linux based network data storage product, with an aim to launch such product in the PRC market in the second half of 2004.

Liquidity  and  Capital  Resources

During the second quarter of 2004 the net decrease in cash and cash equivalent was USD43,446 ..

The inability to raise needed cash, plus the operating losses experienced by the Company in the quarter ended June 30, 2004, placed severe strains on the Company's operations.  The Management has high expectations in the launch of the Company's new product, Bluepoint NAS, which is a Linux based network storage product able to offer small and medium size corporate users with cost effective Internet data storage facilities, and expected to generate healthy and stable revenue for the Company in the coming months.

The Company hopes to generate significant revenue starting from the third quarter of 2004.  The capital requirements are primarily working capital requirements related to product sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.  Since the Company is in net capital deficit position as at the end of June 2004, and there is insofar no committed funding sources, the inability to raise sufficient working capital may put severe constraint on our daily operations in the future.

Business  Risks

     The Company is facing two risks, namely, market risk and technical risk.  If the Company cannot get sufficient funding, the Company will not be able to quickly capture large enough market share in the embedded Linux market in China.

Competition

     The Company has a leading position in the Chinese Linux operating system market and certain segments of the embedded Linux market.  However, the Company is facing severe competition from both Chinese and overseas companies.

Management  of  Growth

As a leading Linux operation system development Company, the Company stands in a unique position in the growing Linux market in the PRC.  The Company has developed Linux-based MailArmor, a complete network security solution product. This product has generated great interest among distributors and end users in the PRC.  In addition, the Company will continue to develop Bluepoint NAS , targeting the demand for low cost and Internet based data storage devices by small and medium corporate users in the PRC ..

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

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three months period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    /s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    August 13 , 2004

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the three months ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13 , 2004

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

August 13 , 2004

#