Form 10QSB/A
period 2004-06-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2004-08-19
CIK 1081376

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

                                    August 13 , 2004

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended June 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

   /s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    August 13, 2004

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

August 13 , 2004

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended June 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                    /s/ Frank Shing

                                    -------------------------

                                    By: Frank Shing

                                    Chief Financial Officer

                                    June 30, 2004

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

August 13 , 2004

#