Form 10QSB
period 2004-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2004-11-12
CIK 1081376

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

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September 30,  2004

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

Class                                     Outstanding  as  of  September 30, 2004

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

       CERTIFICATIONS AND SIGNATURES

   13

#

                         PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	September 30, 2004	December 31, 2003
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	37,525	5,510
Trade receivables
- from third parties	3,577	36,715
- from a related company	-	32,812
Prepayments and other debtors	15,672	32,856
Inventories	60,770	14,106

Total current assets	117,544	121,999

Property, plant and equipment, net	24,535	21,764

Total assets	142,079	143,763

LIABILIITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	9,246	5,193
Other creditors and accrued charges	92,740	54,667
Due to directors	3,827	3,827
Due to a related company	158,857	44,815
Total current liabilities	264,670	108,502

Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(620,842)	(462,990)

Total stockholders' deficit	(122,591)	35,261
Total liabilities and stockholders' equity	142,079	143,763

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) three months ended September 30, 2004	(Unaudited) three months ended September 30, 2003	(Unaudited) nine months ended September 30, 2004	(Unaudited) nine months ended September 30, 2003
	US$	US$	US$	US$

Net sales	10,349	26,304	232,730	140,978
Cost of sales	(7,798)	(24,909)	(85,701)	(80,528)

Gross profit	2,551	1,395	147,029	60,450

Selling expenses	(44,426)	(42,200)	(125,614)	(74,668)

General and administrative expenses	(78,94))2)	(34,476)	(181,315)	(137,782)

Loss from operations	(120,817)	(75,281)	(159,900)	(152,000)

Non-operating income
Other income	2,135	-	2,135	30,785
Interest income	-	1	25	21

	2,135	1	2,160	30,806

Loss before income taxes	(118,682)	(75,280)	(157,740)	(121,194)

Provision for income taxes	(45)	-	(112)	-

Net loss	(118,727)	(75,280)	(157,852)	(121,194)

Loss per share of
Common stock – basic	(0. 01)	(0. 00 )	(0. 01 )	(0.00 1 )

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) nine months ended September 30,2004	(unaudited) nine months ended September 30,2003
	US$	US$
Cash flows from operating activities:
Net loss	(157,852)	(121,194)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Depreciation	13,171	14,778
Loss on disposal of property, plant and equipment	-	6,954

Changes in working capital:
Trade receivables	65,950	190,762
Deposits, prepayment and other debtors	17,184	(19,944)
Inventories	(46,664)	(35,159)
Trade payables	4,053	2,717
Due to directors	-	(300)
Other creditors and accrued charges	38,073	(35,164)

Net cash (used in) provided by operating activities	(66,085)	3,450

Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,942)	(3,656)

Cash used in investing activities	(15,942)	(3,656)

Cash flows from financing activities Advances from a related company	114,042	42

Net cash provided by financing activities	114,042	42

Net increase (decrease) in cash and cash equivalents	32,015	(164)
Cash and cash equivalents at beginning of period	5,510	3,494

Cash and cash equivalents at end of period	37,525	3,330

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’  EQUITY)

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2003	20,485,000	20,485	477,766	(269,789)	228,462
Net loss	-	-	-	(193,201)	(193,201)

Balance as of December 31, 2003	20,485,000	20,485	477,766	(462,990)	35,261
Net Loss	-	-	-	(157,852)	(157,852)

Balance as of September 30, 2004	20,485,000	20,485	477,766	(620,842)	(122,591)

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  1.       Basis  of  Presentation

         The accompanying financial statements, as of September 30, 2004 and for the three months and nine months ended September 30, 2004, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

     The preparation of financial statements in conformity with accounting principles general accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

     In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, results of operations  for the three months and nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004 have been made.  The results of operations for the three months or nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

Note 2 .     Issuance  of  shares

No shares were issued in the third quarter ended September 30, 2004.

Note 3

.

Related party transaction

During the third quarter of 2004, there were no related party transaction s recorded in the income statement ..  During the nine months ended September 30, 2004, revenue totaling US$127,609 was derived from a company of which the major shareholders of the Company are also major shareholders.

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

RESULTS OF OPERATIONS   (Expressed in US Dollars).

Three-month period and nine-month period ended September 30, 2004 compared to the same periods ended September 30, 2003.

	(Unaudited) three months ended September 30, 2004	(Unaudited) three months ended September 30, 2003	(Unaudited) nine months ended September 30, 2004	(Unaudited) nine months ended September 30, 2003
	US$	US$	US$	US$

Net sales	10,349	26,304	232,730	140,978

For the nine months ended September 30, 2004, net sales increased as compared with the corresponding period of the previous year, which is mainly due to the sales of its network security products, which were launched in the fourth quarter of 2003. However, the sales of these new products did not perform well as expected in this quarter and led to decline in n et sales recorded during the third quarter ended September 30, 2004 declined significantly as compared with the same period of the previous year.  The decline in net sales was mainly attributed to the lack of software service income and the unsuccessful attempt to increase the sales of the Company’s network security products in the PRC.  Net sales during this quarter were all derived from the sales of the Company’s network security products, namely MailArmor to corporate customers in the PRC.  During this quarter, the Company attempted to reduce its reliance on the marketing effort of a related party and to increase the sales of its products through its own distribution channels.  However, as the Company’s distributors had not sold all of the Company’s products that they purchased previously, they had reduced orders for the Company’s products during this period; as a result, the Company recorded fewer sales as compared with the previous period.   M anagement believes that the unsatisfactory sales of MailArmor were mainly due to its high market price which could be considered expensive by end users, being small and medium corporations in the PRC.

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

Both the Company’s selling and general and administrative expenses increased in the three months and nine months ended September 30, 2004 as compared with the same periods of the previous year due to the establishment of two branch offices outside Shenzhen in the first half of 2004 to facilitate the distribution of the Company’s network security products.

The loss from operations was principally attributable to low and unstable revenue, which was unable to offset the high expenditures incurred to support the operations of the Company.

As of  September 30 2004, the Company had a higher level of inventory compared with that of December 31, 2003, which was mainly due to slower than expected sales.  These inventories mainly consisted of finished goods.   M anagement realized that the continuing build up of inventory level would adversely affect the cash flow s and cash position of the Company, and it would take effective measures, such as reducing purchases and increasing sales, to reduce the Company’s inventory level in the fourth quarter of the year.  The overall inventory level of the Company as at September 30, 2004 was reduced as compared with that of June 30, 2004, as the Company reduced orders from its suppliers.

Plan  of  Operations

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that the actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as an early stage company in a highly competitive market, and access to sources of capital.

During the quarter ended September 30, 2004, the Company continued its effort in the marketing of the two product lines of its network security products, MailArmor and Bluepoint Firewall, which targeted the demand of small and medium size corporate users in the PRC for lower cost and Linux based network security solutions. In order to reduce its reliance on the marketing assistance of Launch Tech Company Limited, a related party, the Company had made a significant effort to increase the sales of MailArmor through its own marketing channels during this quarter.  However, such effort yielded very limited success and resulted in a significant decline in overall sales.  The management attributed the unsatisfactory sales of MailArmor in the PRC to its high end user price.  As a result, the Company has been developing a PC version of MailArmor which will run on ordinary computer servers.   M anagement believe s that the PC version of MailArmor will allow users to lower hardware cost by approximately 50% and enjoy the full network security functions of MailArmor at the same time.  Since the PC version of MailArmor runs on the same Linux software platform developed by the Company, m anagement does not expect that such development will incur additional development cost s ..  The Company will launch the PC version of MailArmor in the fourth quarter of 2004.

Liquidity  and  Capital  Resources

During the nine months ended September 30, 2004 the net increase in cash and cash equivalent was USD32,015.  The Company’s overall cash level increased as the Company was able to collect payment from its customers to settle outstanding accounts receivable and had obtained advances from a related party to fulfill the shortage of its working capital during this quarter.

The inability to raise needed cash, plus the operating losses experienced by the Company in the quarter ended September 30, 2004, placed severe strains on the Company's operations.   Management has high expectations in the launch of the Company's new product, PC MailArmor, which is a cheaper version of MailArmor that runs on ordinary computer servers, which could assist the Company in recaptur ing sales in the coming months.

The capital requirements are primarily working capital requirements related to product sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses.

In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.  Since the Company is in net capital deficit position as of September 2004, and there is insofar no committed funding sources, the inability to raise sufficient working capital may put severe constraint on our daily operations in the future ..

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

#

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

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    November 12, 2004

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    November 12, 2004

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2004

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                    /s/ Frank Shing

                                    -------------------------

                                    By: Frank Shing

                                    Chief Financial Officer

                                    November 12, 2004

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

November 12, 2004

#