Form 10KSB
period 2004-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2005-04-29
CIK 1081376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on at April 28, 2005, was approximately $1,374,500.

The number of shares held by non-affiliates of Registrant's Common Stock outstanding on April 28, 2005, was 5,390,000.

The Registrant's total revenues for the twelve-month period ended December 31, 2004, were $208,863.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

2

ITEM 3.

LEGAL PROCEEDINGS

2

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2

PART II

ITEM 5.

MARKET FOR COMMON EQUITY,

  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

  ISSUER PURCHASES OF EQUITY SECURITIES

3

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

  OR PLAN OF OPERATION

4

ITEM 7.

FINANCIAL STATEMENTS

8

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

  ON ACCOUNTING AND FINANCIAL DISCLOSURE

9

ITEM 8A.

CONTROLS AND PROCEDURES

9

ITEM 8B

OTHER INFORMATION

9

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

  OF THE EXCHANGE ACT

10

ITEM 10.

EXECUTIVE COMPENSATION

11

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

12

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

12

ITEM 13.

EXHIBITS

12

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

13

SIGNATURES AND CERTIFICATIONS………………………………………………………………..14

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Bluepoint Linux Software Corp. (the "Company" or "Bluepoint") was originally established as Shenzhen Sinx Software Co., Ltd. ("Sinx") in the People's Republic of China (the "PRC") on September 3, 1999, as a limited liability company. It commenced operations in October 1999 and is engaged in the licensing of its software,  "Bluepoint Linux", to PRC original equipment manufacturers of personal computers and the sale of "Bluepoint Linux" software packages to software retailers in the PRC.

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

In 2004, the Company had shifted its business focus mainly to the provision of network security products in the PRC, and started to build up its own distribution channels; as a result, three local sales offices were set up in the major cities in the PRC by the end of 2004.

- # -

Business of Issuer

Bluepoint Linux operating system is a competitor to Microsoft Windows. Just as many of the personal computer manufacturers in the United States and elsewhere, "pre-install" Microsoft Windows, Chinese companies such as Great Wall, TCL, Xiahua Sanbao and Downing pre-install Linux on some of their PC series. Right now, Linux is mostly used on servers since Microsoft Windows NT server charges a per use license fee. The Company believes that the Linux operating system is more efficient and stable when compared with Windows system.  The Company has been focusing on developing and marketing embedded Linux systems.  The Company 's embedded system for PDA, Set-top box, Intelligent Housing System and Web Pad are available to its customers.  The Company’s network security products, which are installed with its embedded Linux systems, have been making sales in the PRC since 2003.

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

As of December 31, 2004, the Company has 31 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is at 4th Floor, Xinyang Building, Bagua Number Four Road, Futian District, Shenzhen, Guangdong, P.R China.  This premisis was used under a  rent-free arrangement from the landlord, Launch, in 2003 and 2004.  We also established a R&D office at 8/F, Building Number Four West, SEG Science Park, Huaqiang North Road, Shenzhen, Guangdong  518031,  P.R. China, and the rental expense for this premisis in 2004 was approximately $71,715.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2004 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

- # -

PART II

ITEM 5.MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the bid prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during fiscal year 2004.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

Quarter Ended	HIGH	LOW
March 31, 2004	$0.92	$0.66
June 30, 2004	$0.57	$0.55
September 30, 2004	$0.40	$0.33
December 31, 2004	$0.42	$0.35

Shareholders

There were approximately 158 record holders of Common Stock as of December 31, 2004, holding a total of 20,485,000 outstanding shares of Common Stock of which 4,512,000 were in the public float

Dividends

The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

There were no purchases of stock in either 2004 or 2003.

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

The Company formally changed its name to Bluepoint Linux Software Corp. on February 16, 2000 to reflect the fact that Sinx is best known for its Bluepoint Linux Operating System. Bluepoint Linux Software Corp. (the "Company" or, "Corporation"), presently has executive office at: 4F., Xinyang Building, Bagua 4th Road Shenzhen, Guangdong 518029, P.R.China

Results of Operations

Comparison between the twelve-month period ended December 31, 2004 with the twelve-month period ended December 31, 2003

	Year ended December 31, 2004	Year ended December 31, 2003

Revenue	208,863	196,027

Revenue was derived principally from the receipt of software development service fees from software development services provided for corporate customers in the PRC, which included the development of Linux based software applications and the licensing of “Bluepoint Linux” embedded solutions to these customers.  Revenue in 2004 mainly consisted of software service fees associated with the sales of network security products, which were launched in the fourth quarter of 2003. However, the sales of these products did not perform as well as expected and led to smaller than expected growth in revenue. The main reason for this lower than expected growth was the lack of other sources of software service income and the unsuccessful attempt to rapidly increase the sales of the Company’s network security products in the PRC.  For the year, the Company attempted to build a distribution channel in order to reduce its reliance on the marketing effort of a related party. However, the building of such a channel is a long process and therefore, during an early stage, growth in revenue was not as strong as management had expected.

During the year, revenue totaling $127,609 was derived from Launch, of which the major shareholders of the Company are also major shareholders.

As of December 31, 2004, the Company had trade receivables of approximately US$2,415.  The directors are of the opinion that there are no foreseeable difficulties in recovering the amount.  Inventory was $37,302 as at December 31, 2004, which is net of an allowance of $33,901 for obsolete and impaired inventory.  Management believes that the net inventory is in good conditions and will further exercise tight control on inventory build up.

Cost of hardware used for software licensing revenue mainly consisted of hardware equipment purchased from independent suppliers in China for the sale with Mailarmor.  Research and development costs decreased slightly to approximately US$108,812, which were mainly associated with the research and development costs of Mailarmor and Bluepoint Firewall.

The general and administrative expenses of $251,662 consisted of principally of salaries, depreciation, rent, and a provision of slow moving inventory of $33,800 and other miscellaneous administrative expenses. This amount increased 54% over that of 2003 mainly because the Company rented a new office for R&D purpose, and rental expense increased by $54,906.

The increase in selling expenses is mainly due to the increased effort in promoting the Company’s Mailarmor through advertising.  In 2004, substantial efforts were put into the build up of our own distribution channels.  Part of these efforts was the establishment of sales offices in large cities. Of the total $163,198 in selling expenses, $95,810 was incurred in setting up of new sales offices.

The increase in costs and expenses in comparison with the previous corresponding year generally reflected the expansion of the business scope of the Company.  However, the disappointing growth in sales strongly lagged behind the increase in both general and administrative as well as selling expenses, which caused the Company to record a net loss of approximately $343,885 for the year.  No cash dividend was declared for the year.

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

In the year 2004, the Company concentrated on developing specific applications of the embedded Bluepoint Linux solutions. The Company significantly increased its efforts in the development and marketing of embedded Linux operating system and embedded applications in three fields, namely, automotive, network security and network storage. Actual results reflected the reality of keen competition on price in network security and storage business. The Company’s strategy in 2005 will be to shift its focus on developing Linux based application software in the automotive market, while still maintaining strong sales and marketing effort in the network security and storage business. Applications for the automotive industry include application software for wireless communication platforms and fleet management software. The Company believes that markets in these areas are booming.  Since the Chinese government has announced in 2004 that the Ministry of Information Industry will increase its support for Linux based wireless communications, the Company believes that with its long time presence in China, it can compete more effectively in these new areas. The Company plans to start development of the application software for automotive market in the second quarter of 2005 and likely to launch successful products in the PRC by the third quarter of 2006.

In 2004, the Company continued its effort in the marketing of the two product lines of its network security products, Mailarmor and Bluepoint Firewall, which targeted the demand of small and medium size corporate users in the PRC for lower cost and Linux based network security solutions. The Company has made a significant effort in building its own distribution channel. However, such effort only yielded very limited success.  The management attributed the unsatisfactory sales of products in the PRC to its high selling price. As a result, the Company has been developing a PC version of Mailarmor, which will run on ordinary computer servers. The original schedule called for a launch of the PC version in the fourth quarter of 2004. However, due to insufficient resources in R&D effort, a new schedule is set for the second quarter of 2005. Management believes that the PC version of Mailarmor will allow users to lower hardware costs by approximately 50% and enjoy the full network security functions of Mailarmor that run on the Linux software platform developed by the Company. The successful launch of the PC version shall increase the competitiveness of the Company’s product lines and boost the Company’s income in the near future.

If the Company is successful in implementing its growth strategy, management believes that it can undergo a period of rapid growth. Controlled and rapid growth will enable the Company to have resources for the development of new products and the enhancement of current products.

Capital Resources and Liquidity

During the year ended December 31, 2004, the net cash used in operating activities was US$222,561.  In order to cope with business development, net cash used in investing activities was US$15,993.  However, net cash provided by financing activities was US$248,389 and the net increase in cash and cash equivalents was US$9,835. The increase in cash and cash equivalents is partly due to the settlement of the Company’s past debtors throughout the year.   In addition, advances from a related party had reached $293,204 as at the end of 2004, up from $44,815 as at the beginning of the year, though this related party has confirmed that it has no intention to demand repayment of these advances in the near term.

In order to meet its continuing cash requirements and to successfully implement its growth strategy, other than relying on revenue from its operating activities and advances from a related party, the Company may have to seek additional funding from the potential investors. In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

- # -

Business Risks

The Company is facing two risks, namely, market risk and technical risk. If the Company cannot get sufficient funding, the Company will not be able to quickly capture large enough market share in the embedded Linux market and the booming Linux based application software market in China.

Competition

The Company has a leading position in the Chinese Linux operating system market and certain segments of the embedded Linux market. However, the Company is facing severe competition from both Chinese and overseas companies.

Events That Took Place Subsequent to Fiscal Year Ending December 31, 2004

No event took place subsequent to fiscal year ending December 31 2004.

New Accounting Pronouncements

The management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

ITEM 7.  FINANCIAL STATEMENTS

See the audited financial statements attached hereto and numbered F-1 through F-14.

- # -

Bluepoint Linux Software Corp.

Consolidated Financial Statements

For the Year Ended

December 31,. 2004 and 2003

Bluepoint Linux Software Corp.

Index To Consolidated Financial Statements

Pages

Independent Auditors’ Report

F-1

Consolidated Statement of Operations

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Cash Flows

F-4

Consociated Statements of Stockholders’ Equity

F-5

Notes to Consolidated Financial Statements

F-6

- # -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bluepoint Linux Software Corp.

We have audited the accompanying consolidated balance sheets of Bluepoint Linux Software Corp. (an Indiana Corporation) and its subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2(c) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2(c).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Certified Public Accountants

Hong Kong

F-#

Bluepoint Linux Software Corp.

Consolidated Statements of Operations

		Year ended December 31,
		2004	2003
	Note	US$	US$
Revenue
Software licensing revenue		159,177	32,472
Computer consultancy and engineering income		49,686	163,555

		208,863	196,027
Operating costs and expenses
Cost of hardware used for software licensing revenue		(31,073)	(15,619)
Research and development costs		(108,812)	(147,161)
Selling expenses		(163,198)	(91,760)
General and administrative expenses		(251,662)	(163,424)

Total operating costs and expenses		(554,745)	(417,964)

Loss from operations		(345,882)	(221,937)

Non-operating income
Other income	3	2,180	28,736

Loss before income taxes		(343,702)	(193,201)

Provision for income taxes	2(j)	(183)	-

Net loss		(343,885)	(193,201)

Loss per share of common stock
– Basic	2(m)	(0.017)	(0.009)
– Diluted	2(m)	(0.017)	(0.009)

Weighted average number of shares outstanding	2(m)	20,485,000	20,485,000

The financial statements should be read in conjunction with the accompanying notes.

F-#

Bluepoint Linux Software Corp.

Consolidated Balance Sheets

		As of December 31,
		2004	2003
ASSETS	Note	US$	US$

Current assets
Cash and cash equivalents		15,345	5,510
Trade receivables
- from third parties		2,415	36,715
- from a related company	7	-	32,812
Prepayments and other debtors	4	15,797	32,856
Inventories	2(l)	37,302	14,106

Total current assets		70,859	121,999

Property, plant and equipment, net	5	21,094	21,764

Total assets		91,953	143,763

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		7,821	5,193
Other creditors and accrued charges	6	95,725	54,667
Due to a director	7	3,827	3,827
Due to a related company	7	293,204	44,815

Total current liabilities		400,577	108,502

Commitments and contingencies	8

Stockholders' (deficit) equity
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding		-	-
Common stock, par value of US$0.001 per share,
80,000,000 shares authorized;
20,485,000 shares issued and outstanding as of December 31, 2004 and 2003		20,485	20,485
Additional paid-in capital		477,766	477,766
Accumulated losses		(806,875)	(462,990)

Total stockholders’ (deficit) equity		(308,624)	35,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		91,953	143,763

Bluepoint Linux Software Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2003
	US$	US$
Cash flows from operating activities:
Net loss	(343,885)	(193,201)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,626	19,557
Non-cash other income from business tax waived (Note 3)	-	(28,665)
Loss on disposal of property, plant and equipment	2,037	18,645
Provision for obsolete inventory	33,901	-
Bad debt written off	9,600	-

Changes in working capital:
Trade receivables	57,512	244,482
Deposits, prepayments and other debtors	17,059	(25,302)
Inventories	(57,097)	(14,106)
Trade payables	2,628	2,717
Other creditors and accrued charges	41,058	(18,199)
Due to a director	-	(299)

Net cash (used in) provided by operating activities	(222,561)	5,629

Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,993)	(3,655)

Net cash used in investing activities	(15,993)	(3,655)

Cash flows from financing activities:
Due to a related company	248,389	42

Net cash provided by financing activities	248,389	42

Net increase in cash and cash equivalents	9,835	2,016

Cash and cash equivalents at beginning of year	5,510	3,494

Cash and cash equivalents at end of year	15,345	5,510

Non-cash financing activities
Business tax payable waived (Note 3)	(2,134)	(28,665)

Bluepoint Linux Software Corp.

Consolidated Statements of Stockholders' Equity

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2002	20,485,000	20,485	477,766	(269,789)	228,462
Net loss	-	-	-	(193,201)	(193,201)

Balance as of December 31, 2003	20,485,000	20,485	477,766	(462,990)	35,261
Net loss	-	-	-	(343,885)	(343,885)

Balance as of December 31, 2004	20,485,000	20,845	477,766	(806,875)	(308,624)

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Blupoint Linux Software Corp. (the “Company”) was incorporated in the State of Indiana on October 7, 1996.  On February 16, 2000, it changed its name to Bluepoint Linux Software Corp.

Shenzhen Sinx Software Co., Ltd. (“Sinx”) was established in the People’s Republic of China (the “PRC”) on September 3, 1999 as a limited liability company.  It commenced operations in October 1999 and is engaged in the provision of embedded Linux solutions and related service and support to PRC original equipment manufacturers of personal computers and the sale of “Bluepoint Linux” software packages to software retailers in the PRC.  Sinx has been granted a ten year operating period which can be extended with approvals from relevant PRC authorities.  Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd. in May 2000 and is a wholly owned subsidiary of the Company as of December 31, 2004.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of accounting

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principals generally accepted in United States of America.

b)

Principles of consolidation

The consolidated financial statements include the financial information of the Company and its wholly-owned subsidiary.  All material intercompany balances and transactions have been eliminated on consolidation.

c)

Preparation of financial statements

The Company had a negative working capital and a negative stockholders’ equity of US$329,718 and US$308,624 respectively as at December 31, 2004.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, substantial doubt has been raised with regard to the ability  of the Company to continue as a going concern, as the Company had total liabilities in excess of its total assets and incurred significant lossess.  In light of the situation, the Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in procuring any of such efforts.

d)

Cash and cash equivalents

The Company considers all cash and highly liquid investments purchased with an original maturity within three months to be cash equivalents.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e)

Trade receivables, allowance for uncollectible debts and bad debt expense

Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, day-to-day knowledge of specific customers and existing economic conditions. Payment terms of trade receivables are based on negotiation with individual customers, but usually within 90 days after the issuance of an invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstatnces of the customer. Changes in the allowance for uncollectible accounts is recorded as bad debt expense and is included in general and administrative expenses.

f)

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

g)

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

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h)

Revenue recognition

Revenue from computer consulting and engineering services, net of business tax, is recognized when services are rendered in stages as separate identifiable phases of a project are completed.

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

i)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

j)

Income taxes

The Company and its subsidiary did not carry on any business and did not maintain any branch office in the United States of America.  No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company and its subsidiary has been made.

Pursuant to the relevant laws and regulations in the PRC, the subsidiary, as a wholly owned foreign investment enterprise in the PRC, is entitled to exemption from the PRC enterprise income tax for two years commencing from its first profit-making year, after the recovery of losses carried-forward from the immediate previous five years, and thereafter will be entitled to a 50% relief from the PRC enterprise income tax for the following three years. Since the subsidiary has not fully recovered its losses carried-forward from the immediate previous five years, the tax exemption period has not yet started and therefore no taxation for the PRC enterprise income tax has been provided.

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.  The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.  As of December 31, 2004 and 2003, the subsidiary had loss carry forwards for income tax reporting purposes of US$776,104 and US$420,118, respectively, that might be offset against future taxable income. In view of the subsidiary’s continuing losses, the amount available to offset future taxable income might be limited and therefore no tax benefit has been reported in the financial statements. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k)

Foreign currency translation

The Company maintains its accounting books and records in US$ and the subsidiary maintains its accounting books and records in Renminbi (“RMB”). Foreign currency transactions during the year are translated into US$ by the Company and RMB by the subsidiary at the rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are re-translated at the rates of exchange existing at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

On consolidation, the financial statements of the subsidiary are translated into US$ using the closing rate method, whereby the balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the years.

All exchange differences arising on the consolidation are recorded within equity. During the years, exchange rates between US$ and RMB were fairly stable, there was no net effect to the stockholders’ equity.

l)

Inventories

Inventories are valued at the lower of cost or market using the weighted average cost method of accounting.

Inventories represent computer hardware purchased for sale with software licensed to customers.

m)

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the years.

Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during 2003 and 2004 and, accordingly, basic and diluted earnings per share are the same.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n)

Uses of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such estimates include provisions for doubtful accounts, long-lived assets and deferred income taxes.  Actual results could differ from those estimates.

o)

Research and development costs for software

Research and development of software are expensed as incurred as the Company considers costs eligible for capitalization under FASB statement No. 86 “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” were not material.

(p)

Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

q)

Recently issued accounting pronouncements

The management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.

OTHER INCOME

	Year ended December 31,
	2004	2003
	US$	US$

Business tax waived / refunded	2,134	28,665
Interest income	46	38
Others	-	33

	2,180	28,736

4.

PREPAYMENTS AND OTHER DEBTORS

	As of December 31,
	2004	2003
	US$	US$

Prepayments	548	15,254
Other debtors	15,249	17,602

	15,797	32,856

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

5.

PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2004	2003
	US$	US$

Computer equipment	71,039	60,666
Other equipment	9,312	7,692
Less: Accumulated depreciation	(59,257)	(46,594)

Net book value	21,094	21,764

6.

OTHER CREDITORS AND ACCRUED CHARGES

	As of December 31,
	2004	2003
	US$	US$

Accrued charges	82,985	41,144
Deposits received	10,740	6,026
Other creditors	2,000	7,497

	95,725	54,667

7.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company had the following transactions with related parties:

(a)

Related party transactions during the years

	Year ended December 31,
	2004	2003
	US$	US$

Software application consultancy income earned from a related company	48,309	120,773
Sales of software packages	79,300	-

(b)

Balance with related parties are as follows:

	As of December 31,
	2004	2003
	US$	US$

Trade receivable from a related company	-	32,812
Due to a director	3,827	3,827
Due to a related company	293,204	44,815

The major shareholders of the Company are also shareholders of the related company.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

8.

COMMITMENTS AND CONTINGENCIES

The Company had operating lease commitments for a non-cancelable operating lease in respect of land and buildings.  The portion of these commitments which is payable in the following period is as follows:

	As of December 31,
	2004	2003
	US$	US$

Payable within one year	2,971	48,696

Total rent expense for the operating lease was US$71,715 and US$4,427 for the years ended December 31, 2004 and 2003 respectively.

The Company had no material contingencies as of December 31, 2004 and 2003.

9.

SUPPLEMENTAL INFORMATION

The following items are included in the Consolidated Statements of Operations:

		Year ended December 31,
		2004	2003
	Note	US$	US$

PRC Business Tax	a	125	1,602
Advertising and marketing expenses	b	17,151	26,696
Bad debts written off	c	1,159	870
Loss on disposal of property, plant and equipment	c	2,037	18,645
Provision for obsolete inventory	c	33,901	-
Depreciation charge	d	14,626	19,558

a)

PRC Business Tax is included as a reduction of revenue.

b)

Advertising and marketing expenses are included in “Selling expenses”.

c)

Bad debts written off, loss on disposal of property, plant and equipment and provision for obsolete inventory are included in “General and administrative expenses”.

d)

Depreciation charge is included in “Cost of sales”,  “Selling expenses” and “General and administrative expenses”.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

10.

STOCK BASED COMPENSATION PLAN

On November 30, 2001, the stockholders of the Company approved a plan of stock-based compensation incentives for employees of the Company. The plan is known as “Bluepoint Linux Software Corp. Employee Benefit Plan” (the “Plan”). The Company shall designate 400,000 shares of common stock for awards pursuant to this Plan. There will be no sale of stock to employees under the Plan. The Board of Directors determines the awards to be made from time to time to the employees. There is no guarantee that all 400,000 shares will be issued. As of December 31, 2004, 365,000 shares in respect of this stock-based compensation incentives have been issued.

11.

RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

The Company has no retirement plan or post-employment benefits for its employees other than the statutory requirement of monthly contributions to retirement plans and post-employment benefits administered by the PRC government.  During the year, contributions to such funds amounting to US$5,079 (2003: US$4,907).

12.

OPERATING RISKS

(a)

Concentration of credit risk

The Company provides and designs embedded Linux solutions and other software application solutions. Concentration of trade receivable as of December 31, 2004 and 2003 are as follows:

	As of December 31,
	2004	2003
	%	%

Customer A	100	17
Customer B	-	35
Customer C	-	48

	100	100

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Company’s major customers and related companies but the directors consider that the risk of recoverability of the unreserved receivable is minimal.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

12.

OPERATING RISKS (CONTINUED)

(b)

Concentration of customers

The followings are the customers which contributed more than 10% of the revenue of the Company:

	Year ended December 31,
	2004	2003
	%	%

Customer A	-	-
Customer B	-	22
Customer C	61	62

	61	84

Customer A, Customer B and Customer C are the same as those mentioned in note 12(a).  Customer C is the related company mentioned in note 7.

(c)

Concentration of suppliers

The followings are the suppliers which contributed more than 10% of the purchase of the Company:

	Year ended December 31,
	2004	2003
	%	%

Supplier A	53	-
Supplier B	25	-
Supplier C	10	-

	88	-

During 2003, the Company mainly relied on one supplier for hardware purchased for sale with the software licensed to customers and two suppliers for licenses of software rights.

(d)

Country risks

The Company may also be exposed to the risks as a result of its sales operation being primarily in the PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

F-#

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent accountants, Moores Rowland Mazars, over any item involving the Company's financial statements.

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

ITEM 8B  OTHER INFORMATION

Nothing to report

- # -

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Xin Liu	37	Director, President
Frank K. Shing	31	Director, CFO
Jun Liu	35	Director

MR. XIN LIU, AGE 37, DIRECTOR AND PRESIDENT

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

MR. JUN LIU, AGE 35, DIRECTOR

Mr. Jun Liu obtained Bachelor of Science degree in electronics from Tsinghua University in 1992. From 1992 to 1993, he was employed by ShenZhen Shangda Tech & Electron Co., Ltd. From 1993 to present, he has been the co-founder, director and general manager of Launch Tech Co., Ltd.

MR. FRANK KWAI SHING, AGE 31, DIRECTOR AND CFO

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

- # -

Compliance With Section 16(a)of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes certain information concerning executive compensation paid to or accrued to the Company's chief executive officer during the Company's last fiscal year. None of the Company's executive officers earned more than $100,000 during the years ended December 31, 2004. None of the directors has received additional compensation for their responsibilities as directors.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

		Annual	Compensation		Awards	Long term compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Other	Restricted	Options/	LTI	Other
		Annual comp.	Stock awards	SARs
Xin Liu, President	2004	0	0	0	0	0	0	0
Frank Shing, CFO	2004	15,325	0	0	0	0	0	0
Jun Liu Director	2004	0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the stock ownership as of April 28, 2005, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 20,485,000 shares of Common Stock issued on April 28, 2005.

Name and Address of Beneficial Owner and Management	Title of Class and Amount of Beneficial Ownership	Percentage of Class

Xin Liu(4) 8F., Xinyang Building, Bagua 4th Road Futian District, Shenzhen, P.R. China	8,000,000 shares	39%

Jun Liu(4) 8F., Xinyang Building, Bagua 4th Road Futian District, Shenzhen, P.R. China	6,300,000 shares	31%

Frank Kwai Shing(4) 30/F., Two Pacific Place, 88 Queensway, Hong Kong	0 shares	0.0%

All Directors and Officers as a Group	14,300,000	70%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

None.

- # -

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

All accounting fees and services provided to the Company are required to be approved in advance by the Company’s directors.

Audit fees

The aggregate fees billed by the Company’s principal accountant, Moores Rowland Mazars, for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were US$27,051 and US$24,116 in 2004 and 2003, respectively.

Audit-related fees

There were no fees billed in 2004 and 2003 by the Company’s principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees” above.

Tax fees

There were no fees billed in 2004 and 2003 by the Company’s principal accountant for professional services for tax compliance, tax advice, and tax planning.

All other fees

There were no fees billed in 2004 and 2003 by the Company’s principal accountant for products or services provided other than those included in the “Audit fees” above.

- # -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 2005.

Bluepoint Linux Software Corp.

By:/s/ Xin Liu
Xin Liu, President & Director

By:/s/ Frank Shing
Frank Shing, CFO & Director

By:/s/ Jun Liu
Jun Liu, Director

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report").  I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 28, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Annual Report of the  company on Form 10-KSB for the period ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                                                                                    /s/  Xin Liu

 -----------------------

 By: Xin Liu

 Chief Executive Officer

 April 28, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report").  I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 April 28, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                                                                                    /s/  Frank Shing

 -----------------------

 By: Frank Shing

 Chief Financial Officer

 April 28, 2005