Form 10QSB
period 2005-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2005-06-07
CIK 1081376

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10-QSB

General  Form  for  Registration  of  Securities

Of  Small  Business  Issuers

Under  Section  12(b)  or  (g)  of

the  Securities  Exchange  Act  of  1934

Bluepoint  Linux  Software  Corp.

---------------------------------

(Exact  name  of  Registrant  as  specified  in  charter)

Indiana	0-25797	352070348
(State or other jurisdiction of incorporation	(Commission File Number)	(I.R.S. Employee Identification No.

4/F, Xinyang Building, Bagua 4th Road,

Shenzhen, Guangdong 518029, P.R. China

(Address  of  principal  executive  offices)

Registrant's  telephone  number,  including  area  code:  011867552450750

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March 31,  2005

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

Class	Outstanding as of March 31, 2005
$0.001 Par Value Class A Common Stock	20,485,000 Shares

#

TABLE  OF  CONTENTS

PART  1

PAGE

ITEM  1.

FINANCIAL  STATEMENTS

 3

ITEM  2.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION

  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS

8

ITEM  3.

CONTROLS AND PROCEDURES

12

PART  II

ITEM  1.

LEGAL  PROCEEDINGS

12

ITEM  2.

CHANGES  IN  SECURITIES

12

ITEM  3.

DEFAULTS  UPON  SENIOR  SECURITIES

12

ITEM  4.

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

12

ITEM  5.

OTHER INFORMATION

12

ITEM  6.

EXHIBITS  AND  REPORTS  ON  FORM  8-K

12

SIGNATURES

13

#

BLUEPOINT LINUX SOFTWARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	23,357	15,345
Trade receivables
- from third parties	942	2,415
Prepayments and other debtors	17,398	15,797
Inventories	43,453	37,302

Total current assets	85,150	70,859

Property, plant and equipment, net	16,888	21,094

Total assets	102,038	91,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	1,302	7,821
Other creditors and accrued charges	98,673	95,725
Due to directors	-	3,827
Due to a related company	396,365	293,204
Total current liabilities	496,340	400,577

Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(892,553)	(806,875)

Total stockholders' equity	(394,302)	(308,624)
Total liabilities and stockholders' equity	102,038	91,953

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three months ended March 31, 2005	(Unaudited) Three months ended March 31, 2004
	US$	US$
Revenue
Software licensing income	25,444	75,117
Computer consulting and engineering income	-	48,309

	25,444	123,426
Operating costs and expenses
Cost of hardware used for software licensing revenue	(7,632)	(15,575)
Research and development costs	(19,666)	(24,201)
Selling expenses	(47,348)	(23,359)
General and administrative expenses	(37,447)	(53,600)

Income(loss) from operations	(86,649)	6,691

Non-operating income
Interest income	26	6
Other income	945	-

	971	6

Income(loss) before income taxes	(85,678)	6,697

Provision for income taxes	-	-

Net (loss) income	(85,678)	6,697

(Loss) Income per share of
Common stock – basic (US cents)	(0.42)	0.03

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited) Three months ended March 31,2005	(unaudited) Three months ended March 31,2004
	US$	US$
Cash flows from operating activities:
Net (loss) income	(85,678)	6,697

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	3,859	4,111
Loss on disposal of property, plant and equipment	124	-

Changes in working capital:
Trade receivable	1,473	348
Deposits, prepayment and other debtors	(1,601)	8,604
Inventories	(6,151)	(35,843)
Trade payable	(6,519)	(4,227)
Creditors and accrued charges	2,948	12,664

Net cash used by operating activities		(91,545)(7,646)

Cash flows from investing activities:
Acquisition of property, plant and equipment	-	(9,099)
Proceeds from disposal of property, plant and equipment	223	-

Cash provided (used) in investing activities	223	(9,099)

Financing activities
Amount borrowed from a related company	103,161	16,448
Due to directors	(3,827)	-

Net cash from financing activities	99,334	16,448

Net increase (decrease) in cash and cash equivalents	8,012	(297)
Cash and cash equivalents at beginning of period	15,345	5,510

Cash and cash equivalents at end of period	23,357	5,213

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART 1

Note  1.

Basis  of  Presentation

The accompanying financial statements, as of March 31, 2005 and for the three months ended March 31, 2005, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2004.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005, results of operations and cash flows for the three months ended March 31, 2005, have been made.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

Note 2 .

Issuance  of  shares

No shares were issued in the first quarter ended March 31, 2005.

Note 3

Related party transaction

During the three months ended March 31, 2005, there had been no related party transaction.

#

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Save as discussed elsewhere in this Form 10-QSB, the Company is not aware of any circumstances or trends, which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS (Expressed in US Dollars).

Three months ended March 31, 2005 compared to three months ended March 31, 2004.

                                              Three  months  end

                                   March  31,2005           March 31, 2004

(Unaudited)               (Unaudited)

Software licensing income              25,444                   75,117

Computer consultancy and                 --                     48,309

engineering income               ----------               ----------

                                   25,444                  123,426

                                 ==========               ==========

Software licensing income of US$25,444 represents sales of Mailarmor and Bluepoint Firewall to new and existing customers. Computer consultancy and engineering income were derived from the provision of software services to a related party. The project was completed in 2004, no more income from that business was recorded.

Cost of hardware used for software licensing revenue consisted principally of hardware purchased for selling its network security solutions, i.e. Mailarmor and Bluepoint Firewall of US$7,632 and research and development costs of US$19,666 principally including salaries of program engineers and other direct costs for earning the revenue. General and administrative expenses consisted principally of salaries of management, marketing staff and supporting staff, depreciation expense, and other miscellaneous expenses.

#

The Company recorded a net loss of approximately US$79,451 from operations during this period, which was principally attributable to the significant decrease in revenue from the selling of its network security products and the end of revenue derived from the provision of software consultancy services. In order to enhance the recognition and brand awareness of its network security products in the PRC market, the Company recorded a significant increase in selling expenses, which resulted in total selling expenses of approximately US$47,347 during the three months ended March 31, 2005 mainly because it had to maintain its distribution channels set up in large cities of the PRC. During the same period, research and development costs were about the same as last period of 2004 as the Company is developing a new PC version of Mailarmor, which will run on ordinary computer servers. Other expenditures incurred to support the operations of the Company also increased during the period.

There was no material change in general administrative expenses in the 3 months ended March 31 2005, comparing to the same quarter last year.

Plan of Operations

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete asa start-up company in a highly competitive market, and access to sources of capital.

During the quarter ended March 31, 2005, the Company experienced difficulty in the sales of the security products, the Mailarmor and Bluepoint Firewall, which targeted the demand of small and medium size corporate users in the PRC for lower cost and Linux based network security solutions. Although the Company attempted to build a distribution channel in order to reduce its reliance on the marketing effort of a related party in 2004, the building of such a channel is a long process and therefore, during an early stage, growth in revenue was not as strong as management had expected. In this period, sale was lower than our expectation because the benefit of the distribution channel the Company set up was not effective. The Company also faced more competitions from its competitors.

#

The Company's strategy in 2005 will be to shift its focus on developing Linux based application software in the automotive market, while still maintaining strong sales and marketing effort in the network security and storage business. Applications for the automotive industry include application software for wireless communication platforms and fleet management software. The Company believes that markets in these areas are booming. Since the Chinese government has announced in 2004 that the Ministry of Information Industry will increase its support for Linux based wireless communications, the Company believes that with its long time presence in China, it can compete more effectively in these new areas. The Company plans to start development of the application software for automotive market in the second quarter of 2005 and likely to launch successful products in the PRC by the third quarter of 2006.

In 2004, the Company continued its effort in the marketing of the two product lines of its network security products, Mailarmor and Bluepoint Firewall, which targeted the demand of small and medium size corporate users in the PRC for lower cost and Linux based network security solutions. The Company has made a significant effort in building its own distribution channel. However, such effort only yielded very limited success. The management attributed the unsatisfactory sales of products in the PRC to its high selling price. As a result, the Company has been developing a PC version of Mailarmor, which will run on ordinary computer servers. The original schedule called for a launch of the PC version in the fourth quarter of 2004. However, due to insufficient resources in research and development effort, a new schedule is set for the second quarter of 2005. Management believes that the PC version of Mailarmor will allow users to lower hardware costs by approximately 50% and enjoy the full network security functions of Mailarmor that run on the Linux software platform developed by the Company. The successful launch of the PC version shall increase the competitiveness of the Company's product lines and boost the Company's income in the near future.

If the Company is successful in implementing its growth strategy, management believes that it can undergo a period of rapid growth. Controlled growth will enable the Company to have resources for the development of new products and the enhancement of current products.

Liquidity and Capital Resources

During the quarter ended March 31, 2005, the net increase in cash and cash equivalent was US$8,012.

The cash was mainly provided by the related party of the Company. This related party has confirmed that it has no intention to demand repayment of these advances in the near term. At the end of the period, a total amount of US$396,365 was due to them.

The receipt of operating cash was lower than the Management had expected during the quarter ended March 31, 2005. In order to boost sale, the Company extended more favorable credit terms to its customers. This placed more severe strains on the Company’s business expansion and posted tremendous pressure on the Company’s cash flow.

#

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

Competition

The Company has a leading position in the Chinese Linux operating system market and certain segments of the embedded Linux market. However, the Company is facing more severe competitions from both Chinese and overseas companies.

Management of Growth

As a leading Linux operation system development company, the Company stands in a unique position in the growing Linux market in the PRC. The Company has developed Linux-based Mailarmor, a complete network security solution product. This product has generated good level of interest among distributors and end users in the PRC. However, in order to enhance the Company’s competitiveness of its products, the Company is developing a new PC version of this product which is due to roll out in the second quarter of 2005. If the Company is successful in implementing its growth strategy, the Company believes it can undergo rapid growth. Controlled growth will enable the Company to have resources for the development of new products and the enhancement of current products.

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

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the  period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

#

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

                                    June 2, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                     June 2, 2005

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period  ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. I have reviewed the Report of the Company;

       2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

#

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

June 2, 2005

#

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                    /s/ Frank Shing

                                    -------------------------

                                    By: Frank Shing

                                    Chief Financial Officer

                                     June 2, 2005

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

June 2, 2005

#