Form 10QSB
period 2005-06-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2005-09-14
CIK 1081376

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

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  June 30,  2005

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

Class	Outstanding as of June 30, 2005
$0.001 Par Value Class A Common Stock	20,485,000 Shares

#

TABLE  OF  CONTENTS

PART  1

PAGE

ITEM  1.

FINANCIAL  STATEMENTS

 3

ITEM  2.

MANAGEMENT'S  DISCUSSION  OR  PLAN  OF  OPERATION

8

ITEM  3.

CONTROLS AND PROCEDURES

12

PART  II

ITEM  1.

LEGAL  PROCEEDINGS

12

ITEM  2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM  3.

DEFAULTS  UPON  SENIOR  SECURITIES

12

ITEM  4.

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

12

ITEM  5.

OTHER INFORMATION

12

ITEM  6.

EXHIBITS  AND  REPORTS  ON  FORM  8-K

12

SIGNATURES

13

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	June 30, 2005	December 31, 2004
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	2,680	15,345
Trade receivables	670	2,415
Prepayments and other debtors	-	15,797
Inventories	1,760	37,302

Total current assets	5,110	70,859

Property, plant and equipment, net	-	21,094

Total assets	5,110	91,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	362	7,821
Other creditors and accrued charges	141,234	95,725
Due to directors	-	3,827
Due to a related company	377,323	293,204
Total current liabilities	518,919	400,577
Commitments and Contingencies
Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(1,012,060)	(806,875)

Total stockholders' equity	(513,809)	(308,624)
Total liabilities and stockholders' equity	5,110	91,953

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) three months ended June 30, 2005	(Unaudited) three months ended June 30, 2004	(Unaudited) six months ended June 30, 2005	(Unaudited) six months ended June 30, 2004
	US$	US$	US$	US$

Revenue
Software licensing income	21,167	98,955	46,611	174,072
Computer consulting and engineers income	-	-	-	48,309

Total Revenue	21,167	98,955	46,611	222,381
Operating costs and expenses Cost of hardware used for software licensing income	(26,468)	(22,553)	(34,100)	(28,324)
Research and development cost	(20,087)	(15,575)	(39,753)	(49,579)
Selling expenses	(41,829)	(57,829)	(89,177)	(81,188)

General and administrative expenses	(63,911)	(48,772)	(101,359)	（102,372）

Loss from operations	(131,128)	(45,774)	(217,778)	(39,082)

Non-operating income
Other income	11,604	-	12,548	-
Interest income	18	19	45	25

	11,622	19	12,593	25

Loss before income taxes	(119,506)	(45,755)	(205,185)	(39,057)

Provision for income taxes	-	(67)	-	(67)

Net loss	(119,506)	(45,822)	(205,185)	(39,124)

Loss per share of
Common stock – basic	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) six months ended June 30,2005	(unaudited) six months ended June 30,2004
	US$	US$
Cash flows from operating activities:
Net loss	(205,185)	(39,124)

Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	11,084	8,538
Loss on disposal of property, plant and equipment	6,870	-

Changes in working capital:
Trade receivables	1,745	62,377
Deposits, prepayment and other debtors	15,797	9,209
Inventories	35,542	(49,273)
Trade payables	(7,459)	7,942
Other creditors and accrued charges	45,509	10,303

Net cash (used in) provided by operating activities	(96,097)	9,972

Cash flows from investing activities:
Sale (Acquisition) of property, plant and equipment	3,140	(13,164)

Cash provided by (used in) investing activities	3,140	(13,164)

Cash flows from financing activities
Amount borrowed from a related company	84,119	46,638
Due to directors	(3,827)	-

Net cash provided by financing activities	80,292	46,638

Net (decrease) increase in cash and cash equivalents	(12,665)	43,446
Cash and cash equivalents at beginning of period	15,345	5,510

Cash and cash equivalents at end of period	2,680	48,956

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART 1

Note  1.

Basis  of  Presentation

The accompanying financial statements, as of June 30, 2005 and for the three months ended June 30, 2005, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2004.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005, results of operations and cash flows for the three months and six months ended June 30, 2005, have been made.  The results of operations for the three months ended or six months June 30, 2005 are not necessarily indicative of the operating results for the full year.

As discussed in note 2 (c) of the Company’s audited financial statements for the year ended December 31, 2004, the Company’s has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  On June 17, 2005, management had a plan to  discontinue the Linux business which was approved by the Board in July 2005. In August 2005, the Board has resolved that the Company will begin to look for appropriate candidates to be merged into the Company.   However, there can be no assurance that the plans would be successful in raising adequate funds.  In light of the current liquidity problems of the Company, the major shareholder and CEO, Mr Xin Liu has pledged to provide funds to maintain the Company as a trading shell until the completion of the finding of a new business and the merger into the Company.

Note 2 .

Issuance  of  shares

No shares were issued in the second quarter ended June 30, 2005.

Note 3

Related party transaction

During the three months and six months ended June 30, 2005, $12,438 and $12,438 of sales respectively were made to a related party, Launch Tech Limited, a company in which the major shareholders of the Company are also major shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On June 17 2005, the Board of Directors held a special meeting to discuss the business of the Company. In view of the heavy losses incurred each quarter, the Board reached a resolution to discontinue the Linux business and shut down the operations in Shenzhen. All employees were laid off except the accountant was retained as a part time employee to handle the rest of the accounting issues and the disposal of the rest of the inventories and to finally wind down the business in China.

The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS (Expressed in US Dollars).

Three months period and six-months period ended June 30, 2005 compared to the same periods ended June 30, 2004.

	Three months ended		Six months ended
	June 30, 2005 (Unaudited)	June 30, 2004 (Unaduited)	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)

Software licensing income	21,167	98,955	46,611	174,072
Computer consultancy and engineering income	-	-	-	48,309

	21,167	98,955	46,611	222,381

Software licensing income of US$21,167 represents sales of Mailarmor and Bluepoint Firewall installed in the hardware to new and existing customers. Computer consultancy and engineering income were derived from the provision of software services to a related party. The project was completed in 2004, no more income from that business was recorded. The main reason of the substantial slow down in sale was that the Company lacked the required working capital to purchase the hardware parts and components. As a result, the Company failed to deliver the products to the customers on time and therefore some of the orders were cancelled. In view of the poor performance in sales, Management held a series of special meetings in June 2005 to review and discuss the business model of the Company. Management reached a consensus that in order to turn around the business, a substantial amount of capital investment would be required. Otherwise, the Company would not be able to execute its plan and would not be able to invest into R&D for new products. As fund raising activities have been ongoing for a long period of time without any fruitful result, Management concluded that the best route for the Company and its shareholders would be to discontinue current business and begin to look in another business direction. Therefore, Management proposed to the Board of Directors to discontinue the Linux business and lay off most of the employees. The proposal was submitted to the Board on June 17, 2005. The Board of Directors  held a special meeting in July to discuss the plan.

After the proposal of business discontinuation was submitted, Management discussed with Board members and solicited each of the member’s opinion on the proposal. As most of the members were supportive to the plan, Management began to lay off employees, sell the fixed assets, and scrap the slow moving inventories.

Cost of hardware used for software licensing revenue consisted principally of hardware purchased for selling network security solutions, i.e. Mailarmor and Bluepoint Firewall of US$34,100. This figure was high because it represented the very low selling price in order to liquidate its inventories. Research and development costs of US$39,753 consists principally of salaries of program engineers and other direct costs. General and administrative expenses consists principally of salaries of management, marketing staff and supporting staff, depreciation expense, and other miscellaneous expenses. As of June 30, 2005, most of the employees were laid off. The only employees that remain with the Company were one sales person, one accountant and one administrative staff person. They were retained to handle all issues related to winding down the business. Also, the office was shut down and all the accounting records and assets were moved to the offices of the related party, Launch Tech. Ltd. The three employees began to work in the Launch office.

In the second quarter of 2005, $12,438 of sales were made to a related party, Launch Tech Ltd., after the decision to discontinue the operations and was reported as other income, the rest of the other income was the liquidation of slow moving inventories and write off of miscellaneous deposits received.

#

The Company recorded a net loss of approximately US$119,506 from operations during this period, which was principally attributable to the significant decrease in revenue from the selling of its network security products, the loss from the disposal of fixed assets of $6,870, liquidation of inventory, penalty on the rental deposit, and the additional one month’s salary paid to the employees as termination compensation.

As of June 30, 2005, most of the salaries were not paid because the Company was in an adverse cash flow situation. The increase in other payables was mainly the salaries owed to employees. The related party, Launch Tech Ltd, will lend money to the Company to payoff all of the debts. As of the date of this report, all of the accrued salaries were paid.

Plan of Operations

Beginning June 20 2005, operations were mainly the liquidation of slow moving inventories and sale of fixed assets. As of the date of this report, there is no plan for any new direction of business. The Board held a special meeting in July 28, 2005 to discuss the proposal submitted by management and approved the plan to discontinue the operations of the Shenzhen Linux related business and to lay off all the employees，a Form 8k was filed with the SEC in this regard. On August 23, 2005, the Board held another meeting to discuss the future direction of the Company and it was resolved that the Company will begin to look for appropriate candidates to be merged into the Company.

Originally the Board believed that a shift of the Company’s focus to the development of Linux based application software in the automotive market would be a sound strategy, however, after some initial research on the market and the cost estimates were done, the Board believed that the Company was not in a strong enough financial position to pursue such a business. As fund raising efforts have not been fruitful, and there is no viable option to resolve the Company's cash flow problems, the Board believed that discontinuing the Company's operations to limit further losses would be the preferred option for the Company.

Liquidity and Capital Resources

During the quarter ended June 30, 2005, the net decrease in cash and cash equivalent was US$12,665.

The cash was mainly used in the pay off of liabilities and salaries.

As the Company ceased all its operations, there will be no cash inflow to support the Company’s expenses for normal maintenance as a trading shell. As such, the major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide cash to the Company on the basis of loan to help pay off all the expenses required to maintain the Company as a trading shell. This support will continue until the completion of the finding of a new business and the merger into the Company.

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

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Securities Holders

     None.

Item 5.  Other  Information

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

      None.

#

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

      (a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b)

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 45 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c)

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

      (a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b)

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

                                    September 13, 2005

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

                                    September 13, 2005

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period  ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

      (a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b)

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 45 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c)

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

      (a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b)

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

September 13, 2005

#

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended June 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                    /s/ Frank Shing

                                    -------------------------

                                    By: Frank Shing

                                    Chief Financial Officer

                                    September 13, 2005

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

September 13, 2005

#