Form 10QSB
period 2005-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2005-11-15
CIK 1081376

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10-QSB

General  Form  for  Registration  of  Securities

Of  Small  Business  Issuers

Under  Section  12(b)  or  (g)  of

the  Securities  Exchange  Act  of  1934

Bluepoint  Linux  Software  Corp.

------------------------------

(Exact  name  of  Registrant  as  specified  in  charter)

Indiana (State or other jurisdiction of incorporation)	0-25797 (Commission File Number)	35-2070348 (I.R.S. Employee Identification No.)

4/F., Xinyang Building, Bagua 4th Road, Shenzhen,

Guangdong 518029, P. R. China

(Address  of  principal  executive  offices)

Registrant's  telephone  number,  including  area  code:  011867552450750

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September 30,  2005

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

Class $0.001 Par Value Class A Common Stock	Outstanding as of September 30, 2005 20,485,000 Shares

#

#

PART  1.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	September 30, 2005	December 31, 2004
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	2,680	15,345
Trade receivables	-	2,415
Prepayments and other debtors	-	15,797
Inventories	-	37,302

Total current assets	2,680	70,859

Property, plant and equipment, net	-	21,094

Total assets	2,680	91,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	362	7,821
Other creditors and accrued charges	147,517	95,725
Due to directors	-	3,827
Due to a related company	379,373	293,204
Total current liabilities	527,252	400,577
Commitments and Contingencies
Stockholders' equity:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(1,022,823)	(806,875)

Total stockholders' equity	(524,572)	(308,624)
Total liabilities and stockholders' equity	2,680	91,953

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) three months ended September 30, 2005	(Unaudited) three months ended September 30, 2004	(Unaudited) nine months ended September 30, 2005	(Unaudited) nine months ended September 30, 2004
	US$	US$	US$	US$

Revenue
Software licensing income	-	10,349	46,611	186,957
Computer consulting and engineer income	-	-	-	45,773

Total Revenue	-	10,349	46,611	232,730
Operating costs and expenses Cost of hardware used for software licensing income	-	(7,798)	(34,100)	(85,701)
Research and development cost	-	-	(39,753)	-
Selling expenses	-	(44,426)	(89,177)	(125,614)

General and administrative expenses	(10,763)	(78,942)	(112,122)	（181,315）

Loss from operations	(10,763)	(120,817)	(228,541)	(159,900)

Non-operating income
Other income	-	2,135	12,548	2,135
Interest income	-	-	45	25

	-	2,135	12,593	2,160

Loss before income taxes	(10,763)	(118,682)	(215,948)	(157,740)

Provision for income taxes	-	(45)	-	(112)

Net loss	(10,763)	(118,727)	(215,948)	(157,852)

Loss per share of
Common stock – basic	(0.00)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) nine months ended September 30,2005	(unaudited) nine months ended September 30,2004
	US$	US$
Cash flows from operating activities:
Net loss	(215,948)	(157,852)

Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	11,084	13,171
Loss on disposal of property, plant and equipment	6,870	-

Changes in working capital:
Trade receivables	2,415	65,950
Deposits, prepayment and other debtors	15,797	17,184
Inventories	37,302	(46,664)
Trade payables	(7,459)	4,053
Other creditors and accrued charges	51,792	38,073

Net cash used in operating activities	(98,147)	(66,085)

Cash flows from investing activities:
Sale (Acquisition) of property, plant and equipment	3,140	(15,942)

Cash provided by (used in) investing activities	3,140	(15,942)

Cash flows from financing activities
Amount borrowed from a related company	86,169	114,042
Due to directors	(3,827)	-

Net cash provided by financing activities	82,342	114,042

Net (decrease) increase in cash and cash equivalents	(12,665)	32,015
Cash and cash equivalents at beginning of period	15,345	5,510

Cash and cash equivalents at end of period	2,680	37,525

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  1.       Basis  of  Presentation

         The accompanying financial statements, as of September 30, 2005 and for the three months and nine months ended September 30, 2005, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2004.

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005, results of operations  for the three months and nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005 have been made.  The results of operations for the three months or nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

As discussed in note 2 (c) of the Company’s audited financial statements for the year ended December 31, 2004, the Company’s has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  On June 17, 2005, Management had a plan to discontinue the Linux business which was approved by the Board in July 2005.  In August 2005, the Board  resolved that the Company will begin to look for appropriate candidates to be merged into the Company.  However, there can be no assurance that the plans would be successful in raising adequate funds.  In light of the current liquidity problems of the Company, the major shareholder and CEO, Mr Xin Liu has pledged to provide funds to maintain the Company as a trading shell until the completion of the finding of a new business and the merger into the Company.

Note 2 .     Issuance  of  shares

No shares were issued in the third quarter ended September 30, 2005.

Note 3

.

Related party transaction

During the three months ended September 30, 2005, there were no related party transactions.  During the nine months ended September 30, 2005, $12,438 of sales were made to a related party, Launch Tech Limited, a company in which the major shareholders of the Company are also major shareholders.

#

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On June 28 2005, the Board of Directors held a special meeting to discuss the business of the Company. In view of the heavy losses incurred each quarter, the Board reached a resolution to discontinue the Linux business and shut down the operations in Shenzhen. All employees were laid off except the accountant was retained as a part time employee to handle the rest of the accounting issues and the disposal of the rest of the inventories and to finally wind down the business in China.

During the current quarter, the Company was still searching for an appropriate business candidate to merge into the Company. Up to the date of this report, there is still no such candidate had been identified. The Company will engage outside financial advisers to help expedite such process.

The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS (Expressed in US Dollars).

Three months period and nine-months period ended September 30, 2005 compared to the same periods ended September 30, 2004.

	Three months ended		Nine months ended
	September 30, 2005 (Unaudited)	Septmeber 30, 2004 (Unaudited)	September 30, 2005 (Unaudited)	September 30, 2004 (Unaudited)

Software licensing income	-	10,349	46,611	186,957
Computer consultancy and engineering income	-	-	-	45,773

	-	10,349	46,611	232,730

For the current quarter, no income was recorded as the business was discontinued. Management wrote off the inventories and trade receivables as the opportunity to recover any value from these assets are slim.

In view of the poor performance in sales, Management proposed to the Board of Directors to discontinue the Linux business and lay off most of the employees. The proposal was submitted to the Board on June 17, 2005. The Board held a special meeting on July 28, 2005 to discuss the proposal submitted by management and approved the plan to discontinue the Linux business and to lay off all the employees，a Form 8-K was filed with the SEC in this regard. On August 23, 2005, the Board held another meeting to discuss the future direction of the Company and it was resolved that the Company will begin to look for appropriate candidates to be merged into the Company.

Originally the Board believed that a shift of the Company’s focus to the development of Linux based application software in the automotive market would be a sound strategy, however, after some initial research on the market and cost estimates were done, the Board believed that the Company was not in a strong enough financial position to pursue such a business. As fund raising efforts have not been fruitful, and there is no viable option to resolve the Company's cash flow problems, the Board believed that discontinuing the Company's operations to limit further losses would be the preferred option for the Company.

As of the date of this report, the Company is still in the search of a candidate to merge into the Company. Such a candidate is still not identified as of the date of this report.

Liquidity and Capital Resources

During the quarter ended September 30, 2005, the net decrease in cash and cash equivalent remained unchanged at US$12,665. There had been no activities that involved a cash payment.

As the Company ceased all its operations, there will be no cash inflow to support the Company’s expenses for normal maintenance as a trading shell. As such, the major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide cash to the Company on the basis of loan to help pay off all the expenses required to maintain the Company as a trading shell. This support will continue until a merger is accomplished.

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

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the  period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                    November 14, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/  Xin Liu

                                    -----------------------

                                    By: Xin Liu

                                    Chief Executive Officer

                                    November 14, 2005

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period  ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 14, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                    /s/ Frank Shing

                                    -------------------------

                                    By: Frank Shing

                                    Chief Financial Officer

                                    November 14, 2005

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

November 14, 2005

#