Form 10KSB
period 2005-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2006-04-14
CIK 1081376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes_X _ No__

The aggregate market value of the voting stock held by non-affiliates of the Registrant on at March 7, 2006, was approximately $700,700.

The number of shares held by non-affiliates of Registrant's Common Stock outstanding on February 28, 2006, was 5,390,000.

The Registrant's total revenues for the twelve-month period ended December 31, 2005, were $71,218.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

1

ITEM 3.

LEGAL PROCEEDINGS

1

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1

PART II

ITEM 5.

MARKET FOR COMMON EQUITY,

  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

  ISSUER PURCHASES OF EQUITY SECURITIES

2

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

  OR PLAN OF OPERATION

3

ITEM 7.

FINANCIAL STATEMENTS

7

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

  ON ACCOUNTING AND FINANCIAL DISCLOSURE

8

ITEM 8A.

CONTROLS AND PROCEDURES

8

ITEM 8B

OTHER INFORMATION

8

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

  OF THE EXCHANGE ACT

9

ITEM 10.

EXECUTIVE COMPENSATION

10

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

11

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

11

ITEM 13.

EXHIBITS

11

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

12

SIGNATURES AND CERTIFICATIONS………………………………………………………………..13

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

From its inception to last year, the Company experienced good years, and the Company was able to weather through all the rough times. However, as losses became bigger and bigger and the prospect for the Company’s recovery became bleak, the Board of Directors held a special meeting to discuss the business of the Company. In the meeting the Board reached a decision to discontinue the Linux business and shut down the operations in Shenzhen, China. All employees were laid off except the accountant was retained as a part time employee to handle the rest of accounting issues and the disposition of the rest of the inventories and to finally wind down the business in China.

Currently the Company is in the process of looking for a suitable company to be merged into the Company. As of the date of this report, the Company is still in the process of identifying a candidate.

As of December 31, 2005, the Company has no permanent employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is at 4th Floor, Xinyang Building, Bagua Number Four Road, Futian District, Shenzhen, Guangdong, P.R China.  This premises were used under a rent-free arrangement from the landlord, Launch, in 2004 and 2005.  During the year, we also had a R&D office at 8/F, Building Number Four West, SEG Science Park, Huaqiang North Road, Shenzhen, Guangdong  518031,  P.R. China, and the rental expense for this premises in 2005 was approximately $15,630.  Rental of this property was terminated since the subsidiary ceased operation in July 2005.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2005 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

- # -

PART II

ITEM 5.MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the bid prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during fiscal year 2005.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

Quarter Ended	HIGH	LOW
March 31, 2005	$0.32	$0.32
June 30, 2005	$0.13	$0.13
September 30, 2005	$0.11	$0.09
December 31, 2005	$0.05	$0.05

Shareholders

There were approximately 159 record holders of Common Stock as of December 31, 2005, holding a total of 20,485,000 outstanding shares of Common Stock of which 8,282,000 were in the public float.

Dividends

The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

There were no purchases of stock in either 2005 or 2004.

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

As of June 2005, the business was discontinued and no business activities after June 2005 were conducted. Bluepoint Linux Software Corp. (the “Company” or, “Corporation”), presently has executive office at: 4F., Xinyang Building, Bagua 4th Road Shenzhen, Guangdong 518029, P.R.China.

Results of Operations

Comparison between the twelve-month period ended December 31, 2005 with the twelve-month period ended December 31, 2004:

	Year ended December 31, 2005	Year ended December 31, 2004
	US$	US$
Revenue	71,218	208,863

Revenue in 2005 mainly consisted of Software licensing income of US$71,218 which represents sales of Mailarmor and Bluepoint Firewall installed in the hardware to new and existing customers software service fees associated with the sales of network security products, which were launched in the fourth quarter of 2003. However, the sales of these products did not perform as well as expected and led to substantially smaller than expected growth in revenue. The main reason for this lower than expected growth was the lack of working capital to establish efficient distribution channels.  At the end of 2004, the Company attempted to build a solid distribution channel but this effort was never able to be achieved due to insufficient working capital. Another reason is that the Company was not able to raise capital to purchase the hardware parts and components to build the products therefore the Company could not deliver them to the customers.  Included in sales of the year, $10,048 was made to a related party, Launch Tech Ltd.

As of December 31, 2005, the only asset the Company owned was cash of US$514.  All receivables and inventories were written off because the Directors believed that the opportunity to realize any value from these assets was remote.

Cost of hardware used for software licensing revenue consisted principally of hardware purchased for selling its network security solutions, i.e. Mailarmor and Bluepoint Firewall. Cost of goods sold of US$47,189 was recorded. Profit margin was very low because it represented the very low selling price in order to liquidate its inventories.

Research and development costs of US$39,472 was recorded that principally included salaries of program engineers and other direct costs for earning revenue. General and administrative expenses consisted principally of salaries of management, marketing staff and supporting staff, depreciation expense, and other miscellaneous expenses. As of December 31, 2005, all employees were laid off. Total general and administrative costs for the year were $115,262. This figure includes all termination costs.

The increase in costs and expenses coupled with the substantially slow down in revenue caused the Company to record a net loss of $218,716 for the year.  No cash dividend was declared for the year.

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

As of the date of this report, the Company is still searching for a candidate to merge into the Company. Such a candidate has not been identified as of the date of this report.

Liquidity and Capital Resources

During the year ended December 31, 2005, cash and cash equivalent decreased by $14,831.  As the Company ceased all operations, there will be no cash inflow to support the Company’s expenses for normal maintenance as a trading shell. As such, the major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide loans to the Company to help pay off all expenses required to maintain the Company as a trading shell. This support will continue until a merger is accomplished.

In addition, advances from a related party had reached $432,368 as at the end of 2005, up from $293,204 as at the beginning of the year.  This related party has confirmed that it has no intention to demand repayment of these advances in the near term.

- # -

Events That Took Place Subsequent to Fiscal Year Ending December 31, 2005

No event took place subsequent to fiscal year ending December 31 2005.

New Accounting Pronouncements

The management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

ITEM 7.  FINANCIAL STATEMENTS

See the audited financial statements attached hereto and numbered F-1 through F-15.

- # -

Bluepoint Linux Software Corp.

Consolidated Financial Statements

For the Year Ended

December 31, 2005 and 2004

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

F-6

- # -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bluepoint Linux Software Corp.

We have audited the accompanying consolidated balance sheets of Bluepoint Linux Software Corp. (an Indiana Corporation) and its subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Accountants

Certified Public Accountants

Hong Kong

F-#

Bluepoint Linux Software Corp.

Consolidated Statements of Operations

		Year ended December 31,
	Note	2005	2004
		US$	US$
			(see note 1)

Revenue		-	-

Expenses
General and administrative expenses		(18,287)	(29,415)

Loss from continuing operations before income tax		(18,287)	(29,415)

Income tax expense		-	-

Loss from continuing operations		(18,287)	(29,415)

Discontinued operations
Loss from discontinued operations	3	(200,429)	(314,470)

Net loss		(218,716)	(343,885)

Loss per share:
Net loss from continuing operations
- Basic	2(l)	(0.00)	(0.00)

- Diluted	2(l)	(0.00)	(0.00)

Net loss from discontinued operations
- Basic	2(l)	(0.01)	(0.02)

- Diluted	2(l)	(0.01)	(0.02)

Weighted average number of common stock outstanding		20,485,000	20,485,000

The financial statements should be read in conjunction with the accompanying notes.

F-#

Bluepoint Linux Software Corp.

Consolidated Balance Sheets

		As of December 31,
		2005	2004
ASSETS	Note	US$	US$

Current assets
Cash and cash equivalents		514	15,345
Trade receivables
- from third parties		-	2,415
Prepayments and other debtors	4	-	15,797
Inventories		-	37,302

Total current assets		514	70,859

Property, plant and equipment, net	5	-	21,094

Total assets		514	91,953

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		362	7,821
Other creditors and accrued charges	6	95,124	95,725
Due to a director	7	-	3,827
Due to related companies	7	432,368	293,204

Total current liabilities		527,854	400,577

Commitments and contingencies	8

Stockholders' (deficit) equity
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding		-	-
Common stock, par value of US$0.001 per share,
80,000,000 shares authorized;
20,485,000 shares issued and outstanding as of December 31, 2005 and 2004		20,485	20,485
Additional paid-in capital		477,766	477,766
Accumulated losses		(1,025,591)	(806,875)

Total stockholders’ deficit		(527,340)	(308,624)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		514	91,953

Bluepoint Linux Software Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004
	US$	US$
Cash flows from operating activities:
Net loss	(218,716)	(343,885)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,555	14,626
Loss on disposal of property, plant and equipment	12,677	2,037
Provision for obsolete inventory	1,759	33,901
Bad debt written off	5,739	9,600

Changes in working capital:
Trade receivables	(3,324)	57,512
Deposits, prepayments and other debtors	15,797	17,059
Inventories	35,543	(57,097)
Trade payables	(7,459)	2,628
Other creditors and accrued charges	(601)	41,058
Due to a director	(3,827)	-

Net cash used in operating activities	(155,857)	(222,561)

Cash flows from investing activities:
Sale (Acquisition) of property, plant and equipment	1,862	(15,993)

Net cash provided by (used in) investing activities	1,862	(15,993)

Cash flows from financing activities:
Due to related companies	139,164	248,389

Net cash provided by financing activities	139,164	248,389

Net (decrease) increase in cash and cash equivalents	(14,831)	9,835

Cash and cash equivalents at beginning of year	15,345	5,510

Cash and cash equivalents at end of year	514	15,345

Non-cash financing activities
Business tax payable waived	-	(2,134)

Bluepoint Linux Software Corp.

Consolidated Statements of Stockholders' Equity

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2004	20,485,000	20,485	477,766	(462,990)	35,261
Net loss	-	-	-	(343,885)	(343,885)

Balance as of December 31, 2004	20,485,000	20,485	477,766	(806,875)	(308,624)
Net loss	-	-	-	(218,716)	(218,716)

Balance as of December 31, 2005	20,485,000	20,485	477,766	(1,025,591)	(527,340)

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Blupoint Linux Software Corp. (the “Company”) was incorporated in the State of Indiana on October 7, 1996.  On February 16, 2000, it changed its name to Bluepoint Linux Software Corp.

Shenzhen Sinx Software Co., Ltd. (“Sinx”) was established in the People’s Republic of China (the “PRC”) on September 3, 1999 as a wholly local investment owned enterprise with limited liability.  It commenced operations in October 1999 and was engaged in the provision of embedded Linux solutions and related service and support to PRC original equipment manufacturers of personal computers and the sale of “Bluepoint Linux” software packages to software retailers in the PRC.  Sinx has been granted a ten year operating period which can be extended with approvals from relevant PRC authorities.  Under the group restructuring in January 2000, Sinx has become a wholly owned subsidiary of the Company.  Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd. in May 2000 and was approved by the relevant PRC authorities to become a wholly foreign investment owned enterprise with limited liability.

The subsidiary has suffered recurring losses and lacks additional funds to support operation.  In view of the substantial slow down of business and amount of loss incurred, the Company has resolved to discontinue the business of the subsidiary on July 28, 2005.  In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported its subsidiary as a discontinued operation during the year and the audited results of 2004 have been presented on the same basis (see note 3).

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of accounting

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

b)

Principles of consolidation

The consolidated financial statements include the financial information of the Company and its wholly-owned subsidiary.  All material intercompany balances and transactions have been eliminated on consolidation.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c)

Preparation of financial statements

The Company had both negative working capital and negative stockholders’ equity of US$527,340 as at December 31, 2005.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as the Company had total liabilities in excess of its total assets, incurred significant losses and has maintained no revenue-generating operation since July 28, 2005.

In light of the situation, the major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide loans to the Company to help pay off all expenses required to maintain the Company as a trading shell. In addition, the related companies and major creditors confirmed that they will not demand repayment from the Company in the near term.  The Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in such efforts.

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

h)

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

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.  The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.  As of December 31, 2005 and 2004, the subsidiary had loss carry forwards for income tax reporting purposes of US$969,947 and US$776,104 respectively, that might be offset against future taxable income. In view of the subsidiary’s continuing losses, the amount available to offset future taxable income might be limited and therefore no tax benefit has been reported in the financial statements. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

On consolidation, the financial statements of the subsidiary are translated into US$ using the closing rate method, whereby the balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rates for the years.

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

Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during 2004 and 2005 and, accordingly, basic and diluted earnings per share are the same.

m)

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

n)

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

o)

Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

p)

Recently issued accounting pronouncements

The management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.

DISCONTINUED OPERATION

On July 28, 2005, the directors resolved to discontinue the operation of the subsidiary.  The revenue and results of the discontinued operations, which have been included in the consolidated financial statements, were as follows:

	2005	2004
	US$	US$

Revenue	71,218	208,863

Other income	717	2,180

Operating costs and expenses
Cost of hardware used for software licensing revenue	(47,189)	(31,073)
Research and development costs	(39,472)	(108,812)
Selling expenses	(88,728)	(163,198)
General and administrative expenses	(96,975)	(222,247)

Loss before income taxes	(200,429)	(314,287)

Provision for income tax	-	(183)

Net loss from discontinued operations	(200,429)	(314,470)

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

3.

DISCONTINUED OPERATION (CONTINUED)

Assets and liabilities of the discontinued operations were as follows:

	2005	2004
	US$	US$

Cash and cash equivalents	508	15,339
Trade receivable – third parties	-	2,415
Prepayments and other debtors	-	14,681
Inventories	-	37,302
Property, plant and equipment	-	28,510

Total assets	508	98,247

Trade payable	362	7,821
Other creditors and accrued charges	73,513	69,604
Due to a director	-	3,827
Due to holding company	325,339	348,463
Due to related companies	381,580	248,389

	780,794	678,104

Net liabilities	(780,286)	(579,857)

4.

PREPAYMENTS AND OTHER DEBTORS

	As of December 31,
	2005	2004
	US$	US$

Prepayments	-	548
Other debtors	-	15,249

	-	15,797

1.

PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2005	2004
	US$	US$

Computer equipment	-	71,039
Other equipment	-	9,312
Less: Accumulated depreciation	-	(59,257)

Net book value	-	21,094

6.

OTHER CREDITORS AND ACCRUED CHARGES

	As of December 31,
	2005	2004
	US$	US$

Accrued charges	91,916	82,985
Deposits received	1,208	10,740
Other creditors	2,000	2,000

	95,124	95,725

7.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company had the following transactions with related parties:

(a)

Related party transactions during the years

	Year ended December 31,
	2005	2004
	US$	US$

Software application consultancy income earned from a related company	-	48,309
Sales of software packages to a related company	10,048	79,300

(b)

Balance with related parties are as follows:

	As of December 31,
	2005	2004
	US$	US$

Due to a director	-	3,827
Due to related companies
- Launch Tech (Shenzhen) Limited	384,059	293,204
- Launch Tech Machinery and Equipment (Shanghai) Limited	48,309	-

The major shareholders of the Company are also shareholders of the related companies.

8.

COMMITMENTS AND CONTINGENCIES

The Company had operating lease commitments for a non-cancelable operating lease in respect of land and buildings.  The portion of these commitments which is payable in the following period is as follows:

	As of December 31,
	2005	2004
	US$	US$

Payable within one year	-	2,971

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

8.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

Total rent expense for the operating lease was US$17,152 and US$71,715 for the year ended December 31, 2005 and 2004 respectively.

The Company had no material contingencies as of December 31, 2005 and 2004.

9.

SUPPLEMENTAL INFORMATION

The following items are included in the Consolidated Statements of Operations:

		Year ended December 31,
		2005	2004
	Note	US$	US$

Advertising and marketing expenses	a	5,386	17,151
Bad debts written off	b	6,855	1,159
Loss on disposal of property, plant and equipment	b	12,677	2,037
Provision for obsolete inventory	b	1,759	33,901
Depreciation charge	c	6,555	14,626

a)

Advertising and marketing expenses are included in “Selling expenses”.

b)

Bad debts written off, loss on disposal of property, plant and equipment and provision for obsolete inventory are included in “General and administrative expenses”.

c)

Depreciation charge is included in “Cost of sales”,  “Selling expenses” and “General and administrative expenses”.

10.

STOCK BASED COMPENSATION PLAN

On November 30, 2001, the stockholders of the Company approved a plan of stock-based compensation incentives for employees of the Company. The plan is known as “Bluepoint Linux Software Corp. Employee Benefit Plan” (the “Plan”). The Company shall designate 400,000 shares of common stock for awards pursuant to this Plan. There will be no sale of stock to employees under the Plan. The Board of Directors determines the awards to be made from time to time to the employees. There is no guarantee that all 400,000 shares will be issued. As of December 31, 2005, 365,000 shares in respect of this stock-based compensation incentives have been issued.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

11.

RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

The Company has no retirement plan or post-employment benefits for its employees other than the statutory requirement of monthly contributions to retirement plans and post-employment benefits administered by the PRC government.  During the year, contributions to such funds amounting to US$10,491 (2004: US$5,079).

12.

OPERATING RISKS

(a)

Concentration of credit risk

Before discontinuing operation in July 2005, the Company provided and designed embedded Linux solutions and other software application solutions. Concentration of trade receivable as of December 31, 2005 and 2004 are as follows:

	As of December 31,
	2005	2004
	%	%

Customer A	-	100
Customer B	-	-
Customer C	-	-

	-	100

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Company’s major customers and related companies but the directors consider that the risk of recoverability of the unreserved receivable is minimal.

(b)

Concentration of customers

The followings are the customers which contributed more than 10% of the revenue of the Company:

	Year ended December 31,
	2005	2004
	%	%

Customer A	13	-
Customer B	14	61
Customer C	17	-

	44	61

Customer B is the related company mentioned in note 7.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

12.

OPERATING RISKS (CONTINUED)

(c)

Concentration of suppliers

The followings are the suppliers which contributed more than 10% of the purchase of the Company:

	Year ended December 31,
	2005	2004
	%	%

Supplier A	-	53
Supplier B	-	25
Supplier C	43	10
Supplier D	40	-

	83	88

(d)

Country risks

The Company may also be exposed to the risks as a result of its sales operation being primarily in the PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company’s results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

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

ITEM 8B  OTHER INFORMATION

Nothing to report

- # -

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Xin Liu	38	Director, President
Frank K. Shing	32	Director, CFO
Jun Liu	36	Director

MR. XIN LIU, AGE 38, DIRECTOR AND PRESIDENT

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

MR. JUN LIU, AGE 36, DIRECTOR

Mr. Jun Liu obtained Bachelor of Science degree in electronics from Tsinghua University in 1992. From 1992 to 1993, he was employed by ShenZhen Shangda Tech & Electron Co., Ltd. From 1993 to present, he has been the co-founder, director and general manager of Launch Tech Co., Ltd.

MR. FRANK KWAI SHING, AGE 32, DIRECTOR AND CFO

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

- # -

Compliance With Section 16(a)of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes certain information concerning executive compensation paid to or accrued to the Company's chief executive officer during the Company's last fiscal year. None of the Company's executive officers earned more than $100,000 during the years ended December 31, 2005. None of the directors has received additional compensation for their responsibilities as directors.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

		Annual	Compensation		Awards	Long term compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Other	Restricted	Options/	LTI	Other
		Annual comp.	Stock awards	SARs
Xin Liu, President	2005	0	0	0	0	0	0	0
Frank Shing, CFO	2005	0	0	0	0	0	0	0
Jun Liu, Director	2005	0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the stock ownership as of December 31, 2005, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 20,485,000 shares of Common Stock issued on December 31, 2005.

Name and Address of Beneficial Owner and Management	Title of Class and Amount of Beneficial Ownership	Percentage of Class

Xin Liu(4) 8F., Xinyang Building, Bagua 4th Road Futian District, Shenzhen, P.R. China	8,700,000 shares	42%

Jun Liu(4) 8F., Xinyang Building, Bagua 4th Road Futian District, Shenzhen, P.R. China	4,900,000 shares	24%

Frank Kwai Shing(4) 30/F., Two Pacific Place, 88 Queensway, Hong Kong	0 shares	0.0%

All Directors and Officers as a Group	13,600,000	66%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

None.

- # -

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

All accounting fees and services provided to the Company are required to be approved in advance by the Company’s directors.

Audit fees

The aggregate fees billed by the Company’s principal accountant, Moores Rowland Mazars, for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were US$24,597 and US$27,051 in 2005 and 2004, respectively.

Audit-related fees

There were no fees billed in 2005 and 2004 by the Company’s principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees” above.

Tax fees

There were no fees billed in 2005 and 2004 by the Company’s principal accountant for professional services for tax compliance, tax advice, and tax planning.

All other fees

There were no fees billed in 2005 and 2004 by the Company’s principal accountant for products or services provided other than those included in the “Audit fees” above.

- # -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this April 13, 2006.

Bluepoint Linux Software Corp.

By:/s/ Xin Liu
Xin Liu, President & Director

By:/s/ Frank Shing
Frank Shing, CFO & Director

By:/s/ Jun Liu
Jun Liu, Director

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report").  I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

b)

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

April 13, 2006

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Annual Report of the  company on Form 10-KSB for the period ended December 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                                                                                    /s/  Xin Liu

 -----------------------

 By: Xin Liu

 Chief Executive Officer

April 13, 2006

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report").  I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

b)

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

April 13, 2006

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended December 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                                                                                    /s/  Frank Shing

 -----------------------

 By: Frank Shing

 Chief Financial Officer

April 13, 2006