Form 10QSB
period 2006-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2006-06-14
CIK 1081376

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

4/F, Xinyang Building, Bag u a 4th Road,

Shenzhen, Guangdong 518029, P.R. China

(Address  of  principal  executive  offices)

Registrant's  telephone  number,  including  area  code:  011867552450750

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March 31,  2006

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

Class	Outstanding as of March 31, 200 6
$0.001 Par Value Class A Common Stock	20,485,000 Shares

#

TABLE  OF  CONTENTS

PART   1

PAGE

ITEM  1.

FINANCIAL  STATEMENTS

3

ITEM  2.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION

   AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS

8

ITEM  3.

CONTROLS AND PROCEDURES

12

PART  II

ITEM  1.

LEGAL  PROCEEDINGS

12

ITEM  2.

CHANGES  IN  SECURITIES

12

ITEM  3.

DEFAULTS  UPON  SENIOR  SECURITIES

12

ITEM  4.

SUBMISSION  OF  MA TTERS  TO  A  VOTE  OF  SECURITIES   HOLDERS

……12

ITEM  5.

OTHER INFORMATION

12

ITEM  6.

EXHIBITS  AND  REPORTS  ON  FORM  8-K

12

SIGNATURES

13

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	March 31, 200 6	December 31, 200 5
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	514	514

Total current assets	514	514

Property, plant and equipment, net	-	-

Total assets	514	514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	362	362
Other creditors and accrued charges	97,945	95,124
Due to related companies	432,368	432,368

Total current liabilities	530,675	527,854

Stockholders' deficit:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(1,028,412)	(1,025,591)

Total stockholders' deficit	(530,161)	(527,340)

Total liabilities and stockholders' equity	514	514

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended March 31, 2006	(Unaudited) Three months ended March 31, 2005
	US$	US$
Revenue
Software licensing income	-	-
Computer consulting and engineering income	-	-

	-	-
Operating costs and expenses
General and administrative expenses	(2,821)	(8,293)

Loss from operations	(2,821)	(8,293)

Non - operating income
Other income	-	945

	-	945

Loss from continuing operations before income taxes	(2,821)	(7,348)

Provision for income taxes	-	-

Loss from continuing operations	(2,821)	(7,348)

Discontinued operations
Loss from discontinued operations	-	(78,330)

Net loss	(2,821)	(85,678)

L oss per share :
Net loss from continuing operations
Basic	(0.00)	(0.00)

Diluted	(0.00)	(0.00)

Net loss from discontinued operations
Basic	(0.00)	(0.00)

Diluted	(0.00)	(0.00)

Weighted average number of common stock outstanding
Basic	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) Three months ended March 31,2006	(unaudited) Three months ended March 31,2005
	US$	US$
Cash flows from operating activities:
Net loss	(2,821)	(85,678)

Adjustments to reconcile net income to net cash
used in operating activities
Depreciation	-	3,859
Loss on disposal of property, plant and equipment	-	124

Changes in working capital:
Trade receivable	-	1,473
Deposits, prepayment and other debtors	-	(1,601)
Inventories	-	(6,151)
Trade payable	-	(6,519)
Creditors and accrued charges	2,821	2,948

Net cash used in operating activities	-	(91,545)

Cash flows from investing activities:
Acquisition of property, plant and equipment	-	-
Proceeds from disposal of property, plant and equipment	-	223

Cash provided by (used in) investing activities	-	223

Cash flows from fi nancing activities
Amount borrowed from related compan ies	-	103,161
Due to directors	-	(3,827)

Net cash provided by financing activities	-	99,334

Net increase (decrease) in cash and cash equivalents	-	8,012
Cash and cash equivalents at beginning of period	514	15,345

Cash and cash equivalents at end of period	514	23,357

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART 1

Note 1

Basis of Presentation

T he accompanying financial statements, as of March 31, 2006 and for the three months ended March 31, 2006, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006, results of operations and cash flows for the three months ended March 31, 2006, have been made.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The subsidiary of the Company has suffered recurring losses and lacks additional funds to support operation.  In view of the substantial slow down of business and amount of loss incurred, the Company resolved to discontinue the business of the subsidiary on July 28, 2005.  In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported its subsidiary as a discontinued operation in the audited financial statements for the year ended December 31, 2005 and the unaudited results for the three months ended March 31, 2005 have been presented on the same basis (see note 2).

As discussed in note 2 (c) of the Company’s audited financial statements for the year ended December 31, 2005, the Company has suffered recurring losses from operations, has had no revenue generating operations since July 2005 and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  In light of the situation, the major shareholder and CEO, Mr Xin Liu has pledged to provide funds to maintain the Company as a trading shell.  In addition, the related companies and major creditors confirmed that they will not demand repayment from the Company in the near term.  The Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in such efforts.

#

Note 2

Discontinued operations

On July 28, 2005, the directors resolved to discontinue the operation of the subsidiary. The revenue and results of the discontinued operations, which have been included in the condensed financial statements, were as follows:

#

#

Three months ended
March 31, 2005
US$

Revenue, being software licensing income	25,444

Cost of hardware used for licensing revenue	(7,632)
Research and development costs	(19,666)
Selling expenses	(47,348)
General and administrative expenses	(29,154)
Other income	26

Operating loss from discontinued operations	(78,330)

Note 3

Issuance of shares

No shares were issued in the first quarter ended March 31, 2006.

Note 4

Related party transactions

During the three months ended March 31, 2006, there had been no related party transactions .

#

ITEM 2

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

RESULTS OF OPERATIONS (Expressed in US Dollars)

Three months ended March 31, 2006 compared to three months ended March 31, 2005.

Three months ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
	US$	US$

Software licensing income	-	25,444

Since the Company discontinued its operations in July 2005, there were no sales activities for the current quarter. As there are no employees, the Company did not incur any expenses other than fees for the current quarter’s review.

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

During the quarter ended March 31, 2006, the Company remained as a shell company. The directors of the Company are still looking for an appropriate candidate to be merged with the Company.

#

Liquidity and Capital Resources

During the quarter ended March 31, 2006, cash and cash equivalents remained unchanged at US$514. There had been no activities that involved a cash payment since July of 2005.

As the Company ceased all its operations, there will be no cash inflow to support the Company’s expenses for normal maintenance as a trading shell. As such, the major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide cash to the Company on the basis of a loan to help pay off all the expenses required to maintain the Company as a trading shell. This support will continue until a merger is accomplished.

In addition, advances from a related party had reached $432,368 at March 31, 2006, the same as the amount as at the end of 2005, though this related party has confirmed that it has no intention to demand repayment of these advances in the near term.

#

ITEM  3  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at the end of the quarterly period covered by this report, pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, and concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls

Management has evaluated the Company’s internal control over financial reporting as at the end of the quarterly period covered by this report, pursuant to Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act, and concluded that during the subject period there was no change occurred in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the  period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

__________

By: Xin Liu

June 13, 2006

#

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/  Xin Liu

_____________

By: Xin Liu

Chief Executive Officer

June 13, 2006

#

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period  ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

______________

By: Frank Shing

Chief Financial Officer

June 13, 2006

#

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ Frank Shing

_____________

By: Frank Shing

Chief Financial Officer

June 13, 2006

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

June 13, 2006

#