Form 10QSB
period 2006-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2006-11-15
CIK 1081376

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

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September 30,  2006

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

Indicate the number of shares outstanding of each of the registrant's classes of common  stock,  as  of  the  latest  practicable  date.

Class	Outstanding as of September 30, 2006
$0.001 Par Value Class A Common Stock	20,485,000 Shares

#

TABLE  OF  CONTENTS

PART  1

PAGE

ITEM  1.

FINANCIAL  STATEMENTS

3

ITEM  2.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION

  AND  RESULTS  OF  OPERATION  AND  PLAN  OF  OPERATIONS

8

ITEM  3.

CONTROLS AND PROCEDURES

10

PART  II

ITEM  1.

LEGAL  PROCEEDINGS

10

ITEM  2.

CHANGES  IN  SECURITIES

10

ITEM  3.

DEFAULTS  UPON  SENIOR  SECURITIES

10

ITEM  4.

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

……10

ITEM  5.

OTHER INFORMATION

10

ITEM  6.

EXHIBITS  AND  REPORTS  ON  FORM  8-K

10

SIGNATURES

11

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	September 30, 2006	December 31, 2005
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	514	514

Total current assets	514	514

Property, plant and equipment, net	-	-

Total assets	514	514

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	362	362
Other creditors and accrued charges	82,142	95,124
Due to related companies	453,755	432,368

Total current liabilities	536,259	527,854

Stockholders' deficit:
Preferred stock, par value of US$0.001 per share: 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share: 80,000,000 shares authorized, 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(1,033,996)	(1,025,591)

Total stockholders' deficit	(535,745)	(527,340)

Total liabilities and stockholders' equity	514	514

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended September 30, 2006	(Unaudited) Three months ended September 30, 2005	(Unaudited) Nine months ended September 30, 2006	(Unaudited) Nine months ended September 30, 2005
	US$	US$	US$	US$

Revenue	-	-	-	-

Continuing operations
General and administrative expenses	(2,763)	(8,334)	(8,405)	（23,805））

Loss from continuing operations before income taxes	(2,763)	(8,334)	(8,405)	(23,805)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(2,763)	(8,334)	(8,405)	(23,805)

Discontinued operations
Loss from discounted operations	-	(2,429)	-	(192,143)

Net loss	(2,763)	(10,763)	(8,405)	(215,948)

Loss per share:
Net loss from continuing operations
Basic	(0.00)	(0.00)	(0.00)	(0.00)
Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Net loss from discontinued operations
Basic	-	-	-	(0.01)
Diluted	-	-	-	(0.01)

Weighted average number of common shares outstanding
Basic	20,485,000	20,485,000	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(Unaudited) Nine months ended September 30, 2006	(Unaudited) Nine months ended September 30, 2005
	US$	US$
Cash flows from operating activities:
Net loss	(8,405)	(215,948)

Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	-	11,084
Loss on disposal of property, plant and equipment	-	6,870

Changes in working capital:
Trade receivables	-	2,415
Deposits, prepayment and other debtors	-	15,797
Inventories	-	37,302
Trade payables	-	(7,459)
Other creditors and accrued charges	(12,982)	51,792

Net cash used in operating activities	(18,624)	(98,147)

Cash flows from investing activities:
Sale of property, plant and equipment	-	3,140

Cash provided by investing activities	-	3,140

Cash flows from financing activities:
Amount borrowed from a related company	21,387	86,169
Due to directors	-	(3,827)

Net cash provided by financing activities	21,387	82,342

Net decrease in cash and cash equivalents	-	(12,665)
Cash and cash equivalents at beginning of period	514	15,345

Cash and cash equivalents at end of period	514	2,680

See notes to condensed consolidated financial statements.

#

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART 1

Note 1

Basis of Presentation

The accompanying financial statements, as of September 30, 2006 and for the three months and nine months ended September 30, 2006, have been prepared by the Company without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of the Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006, results of operations for the three months and nine months ended September 30, 2006, and cash flows for the nine months ended September 30, 2006, have been made.  The results of operations for the three months or nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

The subsidiary of the Company has suffered recurring losses and lacks additional funds to support its operation.  In view of the substantial slow down of business and amount of loss incurred, the directors resolved to discontinue the business of the subsidiary on July 28, 2005.  In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported its subsidiary as a discontinued operation in the audited financial statements for the year ended December 31, 2005 and the unaudited results for the three months and nine months ended September 30, 2005 have been presented on the same basis (see note 2).

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

#

Note 2

Discontinued operations

On July 28, 2005, the directors resolved to discontinue the operation of the subsidiary. The revenue and results of the discontinued operations, which have been included in the condensed financial statements, were as follows:

#

#

	(Unaudited) Three months ended	(Unaudited) Nine months ended
	September 30, 2005	September 30, 2005
	US$	US$

Revenue, being software licensing income	-	46,611

Cost of hardware used for licensing revenue	-	(34,100)
Research and development costs	-	(39,753)
Selling expenses	-	(89,178)
General and administrative expenses	(2,429)	(88,316)
Other income	-	12,593

Operating loss from discontinued operations	(2,429)	(192,143)

Note 3

Issuance of shares

No shares were issued in the quarter ended September 30, 2006.

Note 4

Related party transactions

During the three months and the nine months ended September 30, 2006, $2,763 and $21,387 of the Company’s operating expenses were paid on behalf by a related party, Launch Tech Limited respectively, a company in which the major shareholders of the Company are also major shareholders.

The amount due is unsecured, interest-free and has no fixed repayment term.

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

RESULTS OF OPERATIONS (Expressed in US Dollars)

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Three months ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
	US$	US$

Software licensing income	-	46,611

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

During the quarter ended September 30, 2006, the Company remained as a shell company. The directors of the Company are still looking for an appropriate candidate to be merged with the Company.

#

Liquidity and Capital Resources

During the quarter ended September 30, 2006, cash and cash equivalents remained unchanged at $514. Accrued expenses of $2,763 were settled by a related company during the quarter.

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

In addition, advances from a related party had reached $453,755 as of September 30, 2006. This related party has confirmed that it has no intention to demand repayment of these advances in the near term.

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

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2006

#

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended September 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/  Xin Liu

_____________

By: Xin Liu

Chief Executive Officer

November 15, 2006

#

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bluepoint Linux Software Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2006

#

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Quarterly Report of the  company on Form 10-QSB for the period ended September 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ Frank Shing

_____________

By: Frank Shing

Chief Financial Officer

November 15, 2006

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluepoint  Linux  Software  Corp.

/s/ Xin Liu

_________________________________________

By: Xin Liu

President, Chairman of the Board of Directors

November 15, 2006

#