Form 10KSB
period 2006-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2007-06-22
CIK 1081376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on at April 15, 2007, was approximately $1,374,500.

The number of shares held by non-affiliates of Registrant's Common Stock outstanding on April 15, 2007, was 5,390,000.

The Registrant did not have any revenue for the year ended December 31, 2006.

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

From its inception to 2005, the Company experienced good years and down turns, and the Company was able to weather through all the rough times. However, as losses had becoming bigger and bigger and the prospect for the Company to turn around had becoming bleak, the Board of Directors reached a solution to discontinue the Linux business and shut down the operations in Shenzhen, China in July 2005. All employees were laid off except the accountant was retained as a part time employee to handle the rest of accounting issues and the disposition of the rest of the inventories and to finally wind down the business in China.

The Company remained as a shell company and did not have any activities for the year ended December 31, 2006. Currently the Company is in the process of looking to acquire suitable company as candidate to be merged into the Company. As of the date of this 10K report, the Company is still in the process of identifying a candidate.

As of December 31, 2006, the Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

After the  business was discontinued, the Company did not keep any office and all its accounting ad legal records were moved to 4th Floor, Xinyang Building, Bagua Number Four Road, Futian District, Shenzhen, Guangdong, P.R China, the office of Launch Tech Limited, the Company’s affiliated company.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2006 fiscal year, there were no matters submitted to a vote of the Company's shareholders.

- # -

PART II

ITEM 5.MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the bid prices of the Common Stock on the OTC Bulletin Board for each quarterly period indicated during fiscal year 2006.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

Quarter Ended	HIGH	LOW
March 31, 2006	$0.15	$0.08
June 30, 2006	$0.10	$0.07
September 30, 2006	$0.10	$0.06
December 31, 2006	$0.07	$0.06

Shareholders

There were approximately 157 record holders of Common Stock as of December 31, 2006, holding a total of 20,485,000 outstanding shares of Common Stock of which 4,512,000 were in the public float

Dividends

The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

There were no purchases of stock in either 2006 or 2005.

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

As of July 2005, the business was discontinued and no more business activities was conducted after June 2005. Bluepoint Linux Software Corp. (the "Company" or, "Corporation"), presently has executive office at: 4F., Xinyang Building, Bagua 4th Road Shenzhen, Guangdong 518029, P.R.China

Results of Operations

Comparison between the twelve-month period ended December 31, 2006 with the twelve-month period ended December 31, 2005

	Year ended December 31, 2006	Year ended December 31, 2005

Revenue	0	71,218

As the Company did not have any activities, there was no revenue for the year of 2006.

As of December 31, 2006, the only asset the Company had was cash of  USD 6.

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

Liquidity and Capital Resources

During the year ended December 31, 2006, the cash and cash equivalent was decreased to  US$6. There had been no activities that involved a cash payment since July of 2005.

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

In addition, advances from a related party had reached $534,136 as at the end of 2006, up from $432,368 as at the beginning of the year, though this related party has confirmed that it has no intention to demand repayment of these advances in the near term.

.

Events That Took Place Subsequent to Fiscal Year Ending December 31, 2006

No event took place subsequent to fiscal year ending December 31 2006.

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

December 31, 2006 and 2005

Bluepoint Linux Software Corp.

Index To Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Statement of Operations

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Cash Flows

F-4

Consociated Statements of Stockholders’ Deficit

F-5

Notes to Consolidated Financial Statements

F-6

- # -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bluepoint Linux Software Corp.

We have audited the accompanying consolidated balance sheets of Bluepoint Linux Software Corp. (an Indiana Corporation) and its subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

Chartered Accountants

Certified Public Accountants

Hong Kong

F1

Bluepoint Linux Software Corp.

Consolidated Statements of Operations

		Year ended December 31,
	Note	2006	2005
		US$	US$

Revenue		-	-

Expenses
General and administrative expenses		(19,418)	(18,287)

Loss from continuing operations before income tax		(19,418)	(18,287)

Income tax expense		-	-

Loss from continuing operations		(19,418)	(18,287)

Discontinued operations
Loss from discontinued operations	1 & 3	-	(200,429)

Net loss		(19,418)	(218,716)

Loss per share:
Net loss from continuing operations
- Basic	2(i)	(0.00)	(0.00)

- Diluted	2(i)	(0.00)	(0.00)

Net loss from discontinued operations
- Basic	2(i)	(0.00)	(0.01)

- Diluted	2(i)	(0.00)	(0.01)

Weighted average number of common stock outstanding		20,485,000	20,485,000

The financial statements should be read in conjunction with the accompanying notes.

F2

Bluepoint Linux Software Corp.

Consolidated Balance Sheets

		As of December 31,
		2006	2005
ASSETS	Note	US$	US$

Current assets
Bank balances and cash		6	514

TOTAL ASSETS		6	514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		-	362
Other creditors and accrued charges	4	12,628	95,124
Due to related companies	5	534,136	432,368

Total current liabilities		546,764	527,854

Commitments and contingencies	6

Stockholders' deficit
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding		-	-
Common stock, par value of US$0.001 per share,
80,000,000 shares authorized;
20,485,000 shares issued and outstanding as of December 31, 2006 and 2005		20,485	20,485
Additional paid-in capital		477,766	477,766
Accumulated losses		(1,045,009)	(1,025,591)

Total stockholders’ deficit		(546,758)	(527,340)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		6	514

The financial statements should be read in conjunction with the accompanying notes.

F3

Bluepoint Linux Software Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005
	US$	US$
Cash flows from operating activities:
Net loss	(19,418)	(218,716)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	-	6,555
Loss on disposal of property, plant and equipment	-	12,677
Provision for obsolete inventory	-	1,759
Bad debt written off	-	5,739

Changes in working capital:
Trade receivables	-	(3,324)
Deposits, prepayments and other debtors	-	15,797
Inventories	-	35,543
Trade payables	(362)	(7,459)
Other creditors and accrued charges	(82,496)	(601)
Due to a director	-	(3,827)

Net cash used in operating activities	(102,276)	(155,857)

Cash flows from investing activities:
Sale of property, plant and equipment	-	1,862

Net cash provided by investing activities	-	1,862

Cash flows from financing activities:
Due to related companies	101,768	139,164

Net cash provided by financing activities	101,768	139,164

Net decrease in cash and cash equivalents	(508)	(14,831)

Cash and cash equivalents at beginning of year	514	15,345

Cash and cash equivalents at end of year	6	514

The financial statements should be read in conjunction with the accompanying notes.

F4

Bluepoint Linux Software Corp.

Consolidated Statements of Stockholders' Equity

	Common stock		Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$

Balance as of January 1, 2005	20,485,000	20,485	477,766	(806,875)	(308,624)
Net loss	-	-	-	(218,716)	(218,716)

Balance as of December 31, 2005	20,485,000	20,485	477,766	(1,025,591)	(527,340)
Net loss	-	-	-	(19,418)	(19,418)

Balance as of December 31, 2006	20,485,000	20,485	477,766	(1,045,009)	(546,758)

The financial statements should be read in conjunction with the accompanying notes.

F5

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

The subsidiary has suffered recurring losses and lacks additional funds to support operation.  In view of the substantial slow down of business and amount of loss incurred, the Company resolved to discontinue the business of the subsidiary on July 28, 2005.  In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reported its subsidiary as a discontinued operation during the year ended December 31, 2005 and which the audited results have been presented on the same basis (see note 3).

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

c)

Preparation of financial statements

The Company had both negative working capital and negative stockholders’ equity of US$546,758 at December 31, 2006.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as the Company had total liabilities in excess of its total assets, incurred significant accumulated losses and has maintained no revenue-generating operation since July 28, 2005.

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c)

Preparation of financial statements (Continued)

In light of the situation, the major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide financial support to the Company to help pay off all expenses required to maintain the Company as a trading shell. In addition, the related companies confirmed that they will not demand repayment from the Company in the near term.  The Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in such efforts.

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

g)

Income taxes (Continued)

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

Reconciliation from the expected statutory tax rate in the PRC of 15% (2005: 15%) is as follows:

	2006	2005
	%	%

Statutory rate – PRC	15.0	15.0
Tax loss	(15.0)	(15.0)

Effective tax rate	-	-

As of December 31, 2006 and 2005, the subsidiary had loss carry forwards for income tax reporting purposes of US$969,947, that might be offset against future taxable income. In view of the discontinued operation of subsidiary, the amount available to offset future taxable income might be limited and therefore no tax benefit has been reported in the financial statements. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during 2005 and 2006 and, accordingly, basic and diluted earnings per share are the same.

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

k)

Research and development costs for software

Research and development of software are expensed as incurred as the Company considers costs eligible for capitalization under FASB statement No. 86 “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” were not material.

l)

Related parties

Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

m)

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

Notes to Consolidated Financial Statements

3.

DISCONTINUED OPERATIONS

On July 28, 2005, the directors resolved to discontinue the operation of the subsidiary.  The revenue and results of the discontinued operations, which have been included in the consolidated financial statements, were as follows:

	2006	2005
	US$	US$

Revenue	-	71,218

Other income	-	717

Operating costs and expenses
Cost of hardware used for software licensing revenue	-	(47,189)
Research and development costs	-	(39,472)
Selling expenses	-	(88,728)
General and administrative expenses	-	(96,975)

Loss before income taxes	-	(200,429)

Provision for income tax	-	-

Net loss from discontinued operations	-	(200,429)

Assets and liabilities of the discontinued operations were as follows:

	2006	2005
	US$	US$

Cash and cash equivalents	-	508

Total assets	-	508

Trade payable	-	362
Other creditors and accrued charges	-	73,513
Due to holding company	325,339	325,339
Due to related companies	454,947	381,580

	780,286	780,794

Net liabilities	(780,286)	(780,286)

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

4.

OTHER CREDITORS AND ACCRUED CHARGES

	As of December 31,
	2006	2005
	US$	US$

Accrued charges	10,628	91,916
Deposits received	-	1,208
Other creditors	2,000	2,000

	12,628	95,124

5.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company had the following transactions with related parties:

(a)

Related party transactions during the years

	Year ended December 31,
	2006	2005
	US$	US$

Software application consultancy income earned from a related company	-	-
Sales of software packages to a related company	-	10,048

(b)

Balance with related parties are as follows:

	As of December 31,
	2006	2005
	US$	US$

Due to related companies
- Launch Tech (Shenzhen) Limited	485,827	384,059
- Launch Tech Machinery and Equipment (Shanghai) Limited	48,309	48,309

The major shareholders of the Company are also shareholders of the related companies.

The major shareholder and CEO, Mr. Xin Liu, has confirmed his intention to provide financial support and to make available adequate funds to the Company.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments as of December 31, 2006 and 2005.

Total rent expense for the operating lease was US$Nil and US$17,152 for the year ended December 31, 2006 and 2005 respectively.

The Company had no material contingencies as of December 31, 2006 and 2005.

7.

SUPPLEMENTAL INFORMATION

The following items are included in the Consolidated Statements of Operations:

		Year ended December 31,
		2006	2005
	Note	US$	US$

Advertising and marketing expenses	a	-	5,386
Bad debts written off	b	-	6,855
Loss on disposal of property, plant and equipment	b	-	12,677
Provision for obsolete inventory	b	-	1,759
Depreciation charge	c	-	6,555

a)

Advertising and marketing expenses are included in “Selling expenses”.

b)

Bad debts written off, loss on disposal of property, plant and equipment and provision for obsolete inventory are included in “General and administrative expenses”.

c)

Depreciation charge is included in “Cost of sales”, “Selling expenses” and “General and administrative expenses”.

8.

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

Effective January 1, 2006, the Company has adopted the Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, (SFAS 123(R)) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

During year ended December 31, 2006, no stocks have been granted under the Plan.  As of December 31, 2006, 365,000 shares in respect of this stock-based compensation incentives have been issued. As such stock were issued prior to the adoption of the SFAS 123(R) and therefore there is no impact on the financial statements.

9.

RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

The Company has no retirement plan or post-employment benefits for its employees other than the statutory requirement of monthly contributions to retirement plans and post-employment benefits administered by the PRC government.  Since the subsidiary of the Company has ceased operation since July 2005, no contributions to such funds were made during the year (2005: US$10,491).

F-#

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

10.

OPERATING RISKS

(a)

Concentration of customers

The followings are the customers which contributed more than 10% of the revenue of the Company:

	Year ended December 31,
	2006	2005
	%	%

Customer A	-	13
Customer B	-	14
Customer C	-	17

	-	44

Customer B is a related company mentioned in note 5.

(b)

Concentration of suppliers

The followings are the suppliers which contributed more than 10% of the purchase of the Company:

	Year ended December 31,
	2006	2005
	%	%

Supplier A	-	43
Supplier B	-	40

	-	83

(c)

Country risks

The Company may also be exposed to the risks as a result of its sales operation being primarily in the PRC in prior years. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company’s results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

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

ITEM 8B  OTHER INFORMATION

Nothing to report

- # -

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Xin Liu	39	Director, President
Frank K. Shing	33	Director, CFO
Jun Liu	37	Director

MR. XIN LIU, AGE 39, DIRECTOR AND PRESIDENT

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

MR. JUN LIU, AGE 37, DIRECTOR

Mr. Jun Liu obtained Bachelor of Science degree in electronics from Tsinghua University in 1992. From 1992 to 1993, he was employed by ShenZhen Shangda Tech & Electron Co., Ltd. From 1993 to present, he has been the co-founder, director and general manager of Launch Tech Co., Ltd.

MR. FRANK KWAI SHING, AGE 33, DIRECTOR AND CFO

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

- # -

Compliance With Section 16(a)of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended December 31, 2006, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes certain information concerning executive compensation paid to or accrued to the Company's chief executive officer during the Company's last fiscal year. None of the Company's executive officers earned more than $100,000 during the years ended December 31, 2006. None of the directors has received additional compensation for their responsibilities as directors.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

		Annual	Compensation		Awards	Long term compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Other	Restricted	Options/	LTI	Other
		Annual comp.	Stock awards	SARs
Xin Liu, President	2006	0	0	0	0	0	0	0
Frank Shing, CFO	2006	0	0	0	0	0	0	0
Jun Liu Director	2006	0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the stock ownership as of December 31, 2006, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers as a group (the notes below are necessary for a complete understanding of the figures). The Company calculated the owners of 5% of the Common Stock using the 20,485,000 shares of Common Stock issued on December 31, 2006.

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

Audit fees

The aggregate fees billed by the Company’s principal accountant, Moores Rowland Mazars, for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were US$19,418 and US$24,597 in 2006 and 2005, respectively.

Audit-related fees

There were no fees billed in 2006 and 2005 by the Company’s principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees” above.

Tax fees

There were no fees billed in 2006 and 2005 by the Company’s principal accountant for professional services for tax compliance, tax advice, and tax planning.

All other fees

There were no fees billed in 2006 and 2005 by the Company’s principal accountant for products or services provided other than those included in the “Audit fees” above.

- # -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 2007

Bluepoint Linux Software Corp.

By:/s/ Xin Liu
Xin Liu, President & Director

By:/s/ Frank Shing
Frank Shing, CFO & Director

By:/s/ Jun Liu
Jun Liu, Director

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report").  I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 April 29, 2007

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Annual Report of the  company on Form 10-KSB for the period ended December 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                                                                                    /s/  Xin Liu

 -----------------------

 By: Xin Liu

 Chief Executive Officer

 April 29, 2007

CERTIFICATION PURSUANT TO

18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bluepoint Linux Software Corp. (the "Company") on Form 10KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report").  I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 April 29, 2007

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Bluepoint Linux Software Corp., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                                                                                    /s/  Frank Shing

 -----------------------

 By: Frank Shing

 Chief Financial Officer

 April 29, 2007