Form 10KSB/A
period 2006-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2007-11-09
CIK 1081376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Bluepoint Linux Software Corp.

------------------------------------------

( Name of small business issuer in its charter)

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

The Company remains as a shell company and did not have any activities for the year ended December 31, 2006. Currently the Company is in the process of looking to identify suitable company as a potential candidate to be merged into the Company. As of the date of this  report, the Company is still in the process of identifying a candidate.

As of December 31, 2006, the Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

After the  business was discontinued, the Company did not keep any office and all its accounting and legal records were moved to 4th Floor, Xinyang Building, Bagua Number Four Road, Futian District, Shenzhen, Guangdong, P.R China, the office of Launch Tech Limited, the Company’s affiliated company.

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

Quarter Ended	HIGH	LOW
March 31, 2006	$0.25	$0.05
June 30, 2006	$0.18	$0.09
September 30, 2006	$0.17	$0.06
December 31, 2006	$0.14	$0.07

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

There were no purchases of stock by the Company in either 2006 or 2005.

There were no sales of any equity securities of the Company during 2006 that were not registered under the Security Act.

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

As of July 2005, the business was discontinued and no other business activities were conducted after June 2005. Bluepoint Linux Software Corp. (the "Company" or, "Corporation"), presently has executive office at: 4F., Xinyang Building, Bagua 4th Road Shenzhen, Guangdong 518029, P.R.China

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

Liquidity and Capital Resources

During the year ended December 31, 2006, the cash and cash equivalent was decreased to  US$6. There had been no activities that involved a cash payment since July of 2005. The payments of the 2005 and 2006 audit fees were made by Launch International Limited, an associate company, on behalf of the Company, such payments were classified as related party receivable in the balance sheets for the years ended December 31, 2005 and 2006

As the Company ceased all its operations, there will be no cash inflow to support the Company’s expenses for normal maintenance as a trading shell. As such, the major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide cash to the Company on the basis of loan to help pay off all the expenses required to maintain the Company as a trading shell. This support will continue until a merger is accomplished.

In addition, advances from a related party had reached $534,136 as at the end of 2006, up from $432,368 as at the beginning of the year, though this related party has confirmed that it has no intention to demand repayment of these advances in the near term.

.

Events That Took Place Subsequent to Fiscal Year Ended December 31, 2006

No event took place subsequent to fiscal year ended December 31 2006.

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

April 27, 2007

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The aggregate fees billed by the Company’s principal accountant, Moores Rowland Mazars, for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were US$19,418 and US$24,597 in 2006 and 2005, respectively were paid by Launch International, Limited, an associate company. Such payments were classified as related party receivables on the balance sheets for the years ended December 31, 2005 and 2006.

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

- # -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of  November 20, 2007

Bluepoint Linux Software Corp.

By:/s/ Xin Liu
Xin Liu, President & Director

By:/s/ Frank Shing
Frank Shing, CFO & Director

By:/s/ Jun Liu
Jun Liu, Director

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13(a)-14(a)

I, Xin Liu, certify that:

1.

I have reviewed this amended annual report on Form 10-KSB/A of Bluepoint Linux Software Corp.;

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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Date: November 5__, 2007

 /s/ XIN LIU

Xin Liu

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13(a)-14(a)

I, Frank Shing, certify that:

1.

I have reviewed this amended annual report on Form 10-KSB/A of Bluepoint Linux Software Corp.;

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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Date: November 5__, 2007

/s/ FRANK SHING

Frank Shing

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13(a)-14(b) AND 18 U.S.C. SECTION 1350

In connection with the amended Annual Report of Bluepoint Linux Software Corp. (the “Company”) on Form 10-KSB/A for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Xin Liu, Chief Executive Officer of the Company, certify, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5__, 2007

 /s/ XIN LIU

Xin Liu

Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13(a)-14(b) AND 18 U.S.C. SECTION 1350

In connection with the amended Annual Report of Bluepoint Linux Software Corp. (the “Company”) on Form 10-KSB/A for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Shing, Chief Financial Officer of the Company, certify, pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5, 2007,

/s/ FRANK SHING

Frank Shing