Form 10QSB
period 2007-03-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2008-09-10
CIK 1081376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25797

BLUEPOINT LINUX SOFTWARE CORP.
(Exact name of small business issuer as specified in its charter)

Indiana	352070348
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Launch Industrial Park, North Wuhe Avenue,
Banxuegang Industrial Park, Longgang Dist., Shenzhen 518000, P.R. China
(Address of principal executive offices)

(011) (86) 755-84528196
(Issuer's telephone number)

4F., Xinyang Building, Bagua 4th Road
Shenzhen, Guangdong 518029, P.R. China
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

As of September 9, 2008, the number of shares of common stock issued and outstanding was 20,485,000.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

INDEX

		Page Number
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Balance Sheet – March 31, 2007

	Statements of Operations –
	For the three months ended March 31, 2007 and 2006

	Statements of Cash Flow –
	For the three months ended March 31, 2007 and 2006

	Notes to Financial Statements

Item 2.	Plan of Operation	6

Item 3.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	March 31, 2007	December 31, 2006
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	6	6

Total assets	6	6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other creditors and accrued charges	14,808	12,628
Due to related companies	534,136	534,136

Total current liabilities	548,944	546,764

Stockholders' deficit:
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued oroutstanding	-	-
Common stock, par value of US$0.001 per share, 80,000,000 shares authorized: 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(1,047,189)	(1,045,009)

Total stockholders' deficit	(548,938)	(546,758)

Total liabilities and stockholders' equity	6	6

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended March 31, 2007	(Unaudited) Three months ended March 31, 2006
	US$	US$

Revenue	-	-

Operating costs and expenses
General and administrative expenses	(2,180)	(2,821)

Loss from operations	(2,180)	(2,821)

Loss from operations before income taxes	(2,180)	(2,821)

Provision for income taxes	-	-

Net loss	(2,180)	(2,821)

Loss per share:
Net loss from operations
- Basic	(0.00)	(0.00)

- Diluted	(0.00)	(0.00)

Weighted average number of common stock outstanding
- Basic	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(unaudited) Three months ended March 31, 2007	(unaudited) Three months ended March 31, 2006
	US$	US$
Cash flows from operating activities:
Net loss	(2,180)	(2,821)

Changes in working capital:
Creditors and accrued charges	2,180	2,821

Net cash used in operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	6	514

Cash and cash equivalents at end of period	6	514

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying financial statements, as of March 31, 2007 and for the three months ended March 31, 2007, have been prepared by us without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in our audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, results of operations and cash flows for the three months ended March 31, 2007, have been made.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

We had negative working capital and negative stockholders’ equity as of March 31, 2007.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern.  However, a substantial doubt has been raised with regard to our ability to continue as a going concern, as we have had total liabilities in excess of its total assets, have incurred significant losses and have not maintained a revenue-generating operation since July 28, 2005.

In light of our situation, our major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide funding to us to help pay off all expenses required to maintain us as a trading shell company. In addition, our related companies and major creditors confirmed that they will not demand repayment from us in the near term.  We have been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support our continuation as a going concern, but there can be no assurance that we will be successful in such efforts.

Note 2	Recently issued accounting pronouncements

Our management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on our financial statements.

Note 3	Issuance of shares

No shares were issued in the first quarter ended March 31, 2007.

Note 4	Related party transactions

During the three months ended March 31, 2007, there were no related party transactions.

The amounts due to the related companies are unsecured, interest-free and repayable on demand.

ITEM 2.       PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Forward-Looking Statements

The following information contains certain forward-looking statements.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “could,” “expect,” “estimate,” “anticipate,” “plan,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Overview

We discontinued our business activities in July 2005 and have not conducted any business activities since then.  We presently maintain an executive office at: Launch Industrial Park, North Wuhe Avenue, Banxuegang Industrial Park, Longgang Dist., Shenzhen 518000, People’s Republic of China.

The accompanying financial statements include all adjustments, which in the opinion of our management are necessary in order to make the financial statements not misleading.

Because we discontinued our operations in July 2005, there were no sales activities or revenue for the last fiscal year and the current quarter. As there are no employees, we did not incur any expenses other than fees for the current quarter’s review.

As of March 31, 2007, our only asset was cash of $6.

Plan of Operation

During the quarter ended March 31, 2007, we remained as a shell company. Our directors are still looking for an appropriate candidate for a business combination transaction, such as a merger or acquisition.

Liquidity and Capital Resources

During the quarter ended March 31, 2007, cash and cash equivalents were $6.

As we ceased all operations, there will be no cash inflow to support our expenses for normal maintenance as a trading shell company. As such, our major shareholder and Chief Executive Officer, Mr. Xin Liu, has pledged that he would provide cash to us on the basis of a loan to help pay all of the expenses required to maintain us as a trading shell company.  As of March 31, 2007, we have not asked for a loan from Mr. Liu yet, but anticipate his support, if requested, until a business combination transaction is accomplished.

Advances from related parties were $534,136 as of March 31, 2007. These related parties have confirmed that they have no intention to demand repayment of these advances in the near term.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States, our actual realized results may differ from management’s initial estimates as reported.  A summary of our significant accounting policies appears in the notes to the financial statements which are an integral component of this Report.

Use of Estimates

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditure, or capital resources which would be considered material to investors.

ITEM 3.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation,  the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed herein:

No.	Title

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: September 9, 2008	BLUEPOINT LINUX SOFTWARE CORP.

/s/ Xin Liu
By: Xin Liu
Its: Chief Executive Officer (Principal Executive Officer)

/s/ Jun Liu
By: Jun Liu
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)