Form 10QSB
period 2007-09-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2008-09-10
CIK 1081376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

As of September 9, 2008, the number of shares of common stock issued and outstanding was 20,485,000.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	September 30, 2007	December 31, 2006
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	6	6

Total assets	6	6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other creditors and accrued charges	8,411	12,628
Due to related companies	544,764	534,136

Total current liabilities	553,175	546,764

Stockholders' deficit:
Preferred stock, par value of US$0.001 per share: 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share: 80,000,000 shares authorized, 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(1,051,420)	(1,045,009)

Total stockholders' deficit	(553,169)	(546,758)

Total liabilities and stockholders' equity	6	6

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) Three months ended September 30, 2007	(Unaudited) Three months ended September 30, 2006	(Unaudited) Nine months ended September 30, 2007	(Unaudited) Nine months ended September 30, 2006
	US$	US$	US$	US$

Revenue	-	-	-	-

Continuing operations
General and administrative expenses	(2,051)	(2,763)	(6,411)	(8,405)

Loss from operations before income taxes	(2,051)	(2,763)	(6,411)	(8,405)

Provision for income taxes	-	-	-	-

Net loss	(2,051)	(2,763)	(6,411)	(8,405)

Loss per share:
Net loss from operations
- Basic	(0.00)	(0.00)	(0.00)	(0.00)
- Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
- Basic	20,485,000	20,485,000	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(Unaudited) Nine months ended September 30, 2007	(Unaudited) Nine months ended September 30, 2006
	US$	US$
Cash flows from operating activities:
Net loss	(6,411)	(8,405)

Changes in working capital:
Other creditors and accrued charges	(4,217)	(12,982)

Net cash used in operating activities	(10,628)	(21,387)

Cash flows from financing activities:
Amount borrowed from a related company	10,628	21,387

Net cash provided by financing activities	10,628	21,387

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	6	514

Cash and cash equivalents at end of period	6	514

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Basis of Presentation

The accompanying financial statements, as of September 30, 2007 and for the three months and nine months ended September 30, 2007, have been prepared by us without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in our audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with USGAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, results of operations for the three months and nine months ended September 30, 2007, and cash flows for the nine months ended September 30, 2007, have been made.  The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

We had negative working capital and negative stockholders’ equity as of September 30, 2007.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern.  However, a substantial doubt has been raised with regard to our ability to continue as a going concern, as we have had total liabilities in excess of our total assets, have incurred significant losses and have not maintained a revenue-generating operation since July 28, 2005.

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

Note 3    Issuance of shares

No shares were issued in the quarter ended September 30, 2007.

Note 4    Related party transactions

During the nine months ended September 30, 2007, US$10,628 of our operating expenses were settled by a related party, Launch Tech Company Limited, the major shareholders of which are also major shareholders of us.

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

Overview

We discontinued our business activities in July 2005, and have not conducted business activities since then.  We presently maintain an executive office at: Launch Industrial Park, North Wuhe Avenue, Banxuegang Industrial Park, Longgang Dist., Shenzhen 518000, P.R. China, People’s Republic of China.

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

As of September 30, 2007, our only asset was cash of $6.

Plan of Operation

During the quarter ended September 30, 2007, we remained as a shell company. Our directors are still looking for an appropriate candidate for a business combination transaction, such as a merger or acquisition.

Liquidity and Capital Resources

During the quarter ended September 30, 2007, cash and cash equivalents were $6.

As we ceased all operations, there will be no cash inflow to support our expenses for normal maintenance as a trading shell company. As such, our major shareholder and Chief Executive Officer, Mr. Xin Liu, has pledged that he would provide cash to us on the basis of a loan to help pay all of the expenses required to maintain us as a trading shell company.  As of September 30, 2007, we have not asked for a loan from Mr. Liu yet, but anticipate his support, if requested, until a business combination transaction is accomplished.

In addition, advances from related parties were $544,764 as of September 30, 2007. These related parties have confirmed that they have no intention to demand repayment of these advances in the near term.

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