Form 10KSB
period 2007-12-31
BLUEPOINT LINUX SOFTWARE CORP
filed 2008-09-10
CIK 1081376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number: 0-25797

BLUEPOINT LINUX SOFTWARE CORP.
(Name of Small Business Issuer as specified in its Charter)

Indiana	35-2070348
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Launch Industrial Park, North Wuhe Avenue,
Banxuegang Industrial Park, Longgang Dist., Shenzhen 518000, P.R. China
(Address of Principal Executive Offices)

Issuer's telephone number, including area code: 0118675584528196

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company. Yes   X    No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 5, 2008, was approximately $34,425.

The number of shares held by non-affiliates of Registrant's common stock outstanding on September 5, 2008, was 6,885,000.

The Registrant did not have any revenue for the year ended December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference in Part III, Item 13: (i) Schedule 14F-1, filed on February 24, 2000, (ii) Registration Statement on Form S-8, filed on December 15, 2000, (iii) Current Report on Form 8-K/A, filed on June 23, 2000, and (iv) Form 8-K, filed on December 5, 2007, as amended by Form 8-K/A, filed on February 29, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Bluepoint Linux Software Corp. (the “Company” or “Bluepoint”) was incorporated in the State of Indiana on October 7, 1996 under the name MAS Acquisition XI Corp. The Company has a subsidiary, Shenzhen Sinx Software Co., Ltd. (“Sinx”), which was established in the People’s Republic of China (the “PRC”) by a third party on September 3, 1999 as a wholly local investment owned enterprise with limited liability.  Sinx commenced operations in October 1999 and was in the business of licensing its software, “Bluepoint Linux,” to original equipment manufacturers of personal computers and selling “Bluepoint Linux” software packages to software retailers in the PRC.  Through a business combination transaction in January 2000, Sinx became a wholly owned subsidiary of the Company. On February 16, 2000, the Company changed its name to Bluepoint Linux Software Corp. Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd. in May 2000 and was approved by the relevant PRC authorities to become a wholly foreign investment owned enterprise with limited liability.

From its inception to 2005, the Company experienced good years and weathered through downturns. However, after losses mounted and the prospect for turning those losses around became bleak, the Board of Directors reached a resolution on July 28, 2005 to discontinue Sinx’s Linux business in Shenzhen, China and shut down all operations. All of the Company’s employees were laid off except for an accountant, who was retained as a part time employee to address accounting issues, dispose of remaining inventories and wind down the Company’s business.

The Company remains as a shell company and did not have any business activities during the year ended December 31, 2007. Currently, the Company is in the process of looking for an appropriate candidate for a business combination transaction, such as a merger or acquisition.

As of December 31, 2007, the Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

After it discontinued its business, the Company closed its executive office and moved all its accounting and legal records to the offices of its affiliate, Launch Tech Company Limited, located at Launch Industrial Park, North Wuhe Avenue, Banxuegang Industrial Park, Longgang Dist., Shenzhen 518000, People’s Republic of China. The Launch Tech Company Limited office now serves as the executive office of the Company. The Company does not pay rent for the use of this space. The Company does not have an office in the United States of America.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 2007 fiscal year, no matters were submitted to a vote of the Company’s shareholders.

PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the bid prices of the common stock on the OTC market as quoted by Pink Sheets for each quarterly period indicated during the last two fiscal years.  These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2006:
First Quarter	$0.25	$0.05
Second Quarter	$0.18	$0.09
Third Quarter	$0.17	$0.06
Fourth Quarter	$0.14	$0.07

Fiscal year ended December 31, 2007:
First Quarter	$0.10	$0.06
Second Quarter	$0.08	$0.05
Third Quarter	$0.10	$0.03
Fourth Quarter	$0.07	$0.01

On September 5, 2008 the closing price was $0.005.

Shareholders

There were approximately 154 record holders of common stock as of December 31, 2007, holding a total of 20,485,000 shares of common stock of which 6,885,000 were in the public float.  The transfer agent of the Company’s common stock is Signature Stock Transfer, Inc., 2632 Coachlight Court, Plano, Texas 75093.

Dividends

The Company has never declared a cash dividend on its common stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

There were no sales of any equity securities of the Company during 2007.

ITEM 6. PLAN OF OPERATION

The following plan of operation should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. The Company’s actual results could differ materially from those discussed here.

As of July 2005, the business was discontinued and no other business activities have been conducted.

Since the Company discontinued operations in July 2005, there were no sales activities or revenue for the last two fiscal years. As there are no employees, the Company did not incur any expenses other than fees for quarterly and annual reviews.

As of December 31, 2007, the Company’s only asset was cash of $6.

As of the date of this report, the Company is still in the search of a suitable candidate with whom the Company can enter into a business combination transaction, such as a merger.

Liquidity and Capital Resources

During the year ended December 31, 2007, the Company’s cash and cash equivalents remained at $6. There have been no activities involving a cash payment since July 2005. Payments of the Company’s 2005, 2006 and 2007 audit fees were made by Launch Tech Company Limited, an affiliate of the Company, on behalf of the Company. Such payments were classified as a related party payable reflected in the balance sheets for the years ended December 31, 2005, 2006 and 2007.

As the Company ceased all its operations, there will be no cash inflow to support the Company’s expenses for normal maintenance as a trading shell. As such, the Company’s major shareholder and President, Mr. Xin Liu, has pledged that he would loan cash to the Company to help pay expenses required to maintain the Company as a trading shell. This support will continue until the contemplated business combination has been accomplished.

In addition, advances from related parties were $605,133 as of the end of 2007, up from $534,136 as of the beginning of the year. These related parties have represented that they have no intention to demand repayment of these advances in the near term.

New Accounting Pronouncements

The management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Bluepoint Linux Software Corp.

We have audited the accompanying consolidated balance sheets of Bluepoint Linux Software Corp. (an Indiana Corporation) and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong

Bluepoint Linux Software Corp.

Consolidated Statements of Operations and Comprehensive Loss

		Year ended December 31,
	Note	2007	2006
		US$	US$

Revenue		-	-

Expenses
General and administrative expenses		(16,026)	(19,418)

Loss from operations before income tax		(16,026)	(19,418)

Income tax expense		-	-

Net loss		(16,026)	(19,418)

Other comprehensive loss
Foreign currency translation adjustment		(60,369)	-

Comprehensive loss		(76,395)	(19,418)

Loss per share:
- Basic	2(h)	(0.00)	(0.00)

- Diluted	2(h)	(0.00)	(0.00)

Weighted average number of common stock outstanding		20,485,000	20,485,000

The financial statements should be read in conjunction with the accompanying notes.

Bluepoint Linux Software Corp.

Consolidated Balance Sheets

		As of December 31,
		2007	2006
ASSETS	Note	US$	US$

Current assets
Cash and cash equivalents		6	6

TOTAL ASSETS		6	6

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Other creditors and accrued charges	3	18,026	12,628
Due to related companies	4	605,133	534,136

Total current liabilities		623,159	546,764

Commitments and contingencies	5

Stockholders' deficit
Preferred stock, par value of US$0.001 per share; 20,000,000 shares authorized, none issued or outstanding
Common stock, par value of US$0.001 per share,
80,000,000 shares authorized;
20,485,000 shares issued and outstanding as of December 31, 2007 and 2006		20,485	20,485
Additional paid-in capital		477,766	477,766
Accumulated losses		(1,061,035)	(1,045,009)
Accumulated other comprehensive loss		(60,369)	-

Total stockholders’ deficit		(623,153)	(546,758)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		6	6

The financial statements should be read in conjunction with the accompanying notes.

Bluepoint Linux Software Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006
	US$	US$
Cash flows from operating activities:
Net loss	(16,026)	(19,418)

Changes in working capital:
Trade payables	-	(362)
Other creditors and accrued charges	5,398	(82,496)

Net cash used in operating activities	(10,628)	(102,276)

Cash flows from financing activities:
Amount borrowed from a related company	10,628	101,768

Net cash provided by financing activities	10,628	101,768

Net decrease in cash and cash equivalents	-	(508)

Cash and cash equivalents at beginning of year	6	514

Cash and cash equivalents at end of year	6	6

The financial statements should be read in conjunction with the accompanying notes.

Bluepoint Linux Software Corp.

Consolidated Statements of Stockholders' Equity

	Common stock		Accumulated other comprehensive loss	Additional paid-in capital	Accumulated losses	Total
	Number	US$	US$	US$	US$	US$

Balance as of January 1, 2006	20,485,000	20,485	-	477,766	(1,025,591)	(527,340)
Net loss	-	-	-	-	(19,418)	(19,418)

Balance as of December 31, 2006	20,485,000	20,485	-	477,766	(1,045,009)	(546,758)
Foreign currency translation adjustment	-	-	(60,369)	-	-	(60,369)
Net loss	-	-	-	-	(16,026)	(16,026)

Balance as of December 31, 2007	20,485,000	20,485	(60,369)	477,766	(1,061,035)	(623,153)

The financial statements should be read in conjunction with the accompanying notes.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

Blupoint Linux Software Corp. (the “BLSC”) was incorporated in the State of Indiana on October 7, 1996.  On February 16, 2000, it changed its name to Bluepoint Linux Software Corp.

Shenzhen Sinx Software Co., Ltd. (“Sinx”) was established in the People’s Republic of China (the “PRC”) on September 3, 1999 as a wholly local investment owned enterprise with limited liability.  It commenced operations in October 1999 and was engaged in the provision of embedded Linux solutions and related service and support to PRC original equipment manufacturers of personal computers and the sale of “Bluepoint Linux” software packages to software retailers in the PRC.  Sinx has been granted a ten year operating period which can be extended with approvals from relevant PRC authorities.  Under the group restructuring in January 2000, Sinx has become a wholly owned subsidiary of BLSC.  Sinx changed its name to Bluepoint Software (Shenzhen) Co., Ltd. in May 2000 and was approved by the relevant PRC authorities to become a wholly foreign investment owned enterprise with limited liability.

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

c)             Preparation of financial statements
The Company had both negative working capital and negative stockholders’ equity of US$623,153 as at December 31, 2007.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, a substantial doubt has been raised with regard to the ability of the Company to continue as a going concern, as the Company had total liabilities in excess of its total assets, incurred significant losses and has maintained no revenue-generating operation since July 28, 2005.

In light of the situation, the major shareholder and CEO, Mr. Xin Liu, has pledged that he would provide fundings to the Company to help pay off all expenses required to maintain the Company as a trading shell. In addition, the related companies and major creditors confirmed that they will not demand repayment from the Company in the near term.  The Company has been contemplating practical plans for a business restructuring and/or possible arrangements to raise additional capital funds to support its continuation as a going concern, but there can be no assurance that the Company will be successful in such efforts.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)           Cash and cash equivalents
The Company considers all cash and highly liquid investments purchased with an original maturity within three months to be cash equivalents.

e)	Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

f)	Income taxes
BLSC and its subsidiary did not carry on any business and did not maintain any branch office in the United States of America.  No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of BLSC and its subsidiary has been made.

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

Reconciliation from the expected statutory tax rate in the PRC of 15% (2006: 15%) is as follows:

	2007	2006
	%	%

Statutory rate – PRC	15.0	15.0
Tax loss	(15.0)	(15.0)

Effective tax rate	-	-

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f)	Income taxes (Continued)
The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) during the year ended December 31, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

As of December 31, 2007 and 2006, the subsidiary had loss carry forwards for income tax reporting purposes of US$761,301 and US$673,742 respectively, that could offset future taxable income. In view of the subsidiary’s continuing losses, the amount available to offset future taxable income might be limited and therefore no tax benefit has been reported in the financial statements. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount. The Company has not accrued any interest or penalties relating to the unrecognized tax benefit. The tax loss will expire in 2008 to 2010.

g)	Foreign currency translation

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

All exchange differences arising on the consolidation are recorded within equity.

h)	Earnings per share
Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the years.

Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect potentially dilutive securities. There were no potentially dilutive securities outstanding during 2007 and 2006, accordingly, basic and diluted earnings per share are the same.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i)	Uses of estimates

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

j)             Comprehensive income/loss

The Company reports comprehensive income/loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income/loss represents translation adjustments and is included in the stockholders’ equity/deficit section of the balance sheet.

k)	Related parties
Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

l)	Recently issued accounting pronouncements
The management does not believe that any recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.	OTHER CREDITORS AND ACCRUED CHARGES
	As of December 31
	2007	2006
	US$	US$

Accrued charges	16,026	10,628
Other creditors	2,000	2,000

	18,026	12,628

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

4.           RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, US$10,628 and US$101,768 of the Company’s operating expenses were settled by a related party, Launch Tech Company Limited, a company in which the major shareholders of the Company are also major shareholders.

Balance with related parties are as follows:
	As of December 31
	2007	2006
	US$	US$
Due to related companies
- Launch Tech (Shenzhen) Limited	550,413	485,827
- Launch Tech Machinery and Equipment (Shanghai) Limited	54,720	48,309

The major shareholders of the Company are also shareholders of the related companies.

The amounts due to related companies are unsecured, interest-free and repayable on demand.

5.	COMMITMENTS AND CONTINGENCIES

The Company had no commitments as of December 31, 2007 and 2006.

The Company had no material contingencies as of December 31, 2007 and 2006.

6.           STOCK BASED COMPENSATION PLAN

On November 30, 2001, the stockholders of the Company approved a plan of stock-based compensation incentives for employees of the Company. The plan is known as “Bluepoint Linux Software Corp.” Employee Benefit Plan” (the “Plan”). The Company shall designate 400,000 shares of common stock for awards pursuant to this Plan. There will be no sale of stock to employees under the Plan. The Board of Directors determines the awards to be made from time to time to the employees. There is no guarantee that all 400,000 shares will be issued.

Effective January 1, 2006, the Company has adopted the Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

During year ended December 31, 2007, no shares have been granted under the Plan. As of December 31, 2007, 365,000 shares in respect of this stock-based compensation incentives have been issued. As such shares were issued prior to the adoption of the SFAS 123(R) and therefore there is no impact on the financial statements.

Bluepoint Linux Software Corp.

Notes to Consolidated Financial Statements

7.	RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

The Company has no retirement plan or post-employment benefits for its employees other than the statutory requirement of monthly contributions to retirement plans and post-employment benefits administered by the PRC government.  Since the subsidiary of the Company has ceased operation since July 2005, no contributions to such funds were made during the year (2006: US$Nil).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the reorganization of the Company’s former auditors, Moores Rowland Mazars (the “Former Auditors”), on June 1, 2007, in which certain of its partners joined Mazars CPA Limited and the Former Auditors changed its name to Moores Rowland, the Former Auditors resigned as the independent auditors of the Company effective December 3, 2007.  The Former Auditors had been the Company’s auditor since March 12, 2002.  The Company’s Board of Directors approved the resignation of the Former Auditors on December 4, 2007.

The Former Auditors’ audit report on the Company’s consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Auditors’ report on the Company’s consolidated financial statements for each of the past two fiscal years included an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and continuing through the period ending December 3, 2007, the date on which the Former Auditors resigned, (a) there were no disagreements between the Company and the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditors, would have caused the Former Auditors to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(iv)(A) through (E) of Regulation S-B have occurred.

As key members of the Former Auditors servicing the Company previously have joined Mazars CPA Limited, the Board of Directors appointed Mazars CPA Limited as the Company’s new independent auditors (the “New Auditors”), effective December 3, 2007. During the Company’s two most recent fiscal years and subsequent interim period on or prior to December 3, 2007, the Company has not consulted with the New Auditors regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Item 304(a)(2) of Regulation S-B. The Company has not had any disagreements with the New Auditors over any item involving the Company’s financial statements.

ITEM  8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation,  the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)
Xin Liu	40	Director, President
Jun Liu	38	Director, CFO
Jun Liu	38	Secretary

MR. XIN LIU, 40, DIRECTOR AND PRESIDENT

Mr. Liu obtained a Bachelor of Science degree in physics from ChengDu Technology University in 1990. From 1990 to 1992, he was employed as a secretary and director of GuiLin Holiday Hotel. He co-founded Launch Tech Co., Ltd. in 1992 and, since then, has served as Chairman of its Board. Launch Tech Co., Ltd. is a manufacturer of vehicle diagnosis, repair and maintenance equipment in China.

MR. JUN LIU, 38, DIRECTOR, SECRETARY

Mr. Jun Liu obtained a Bachelor of Science degree in electronics from Tsinghua University in 1992. From 1992 to 1993, he was employed by ShenZhen Shangda Tech & Electron Co., Ltd. as Engineer. In 1992, Mr. Jun Liu co-founded Launch Tech Co., Ltd. and, since then, has served on its Board of Directors and as its general manager.

Compliance With Section 16(a)of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Since 2002, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Xin Liu	-0-	-0-	5
Jun Liu	-0-	-0-	1

ITEM 10.  EXECUTIVE COMPENSATION

The Company did not pay any compensation during its last two fiscal years nor did it grant any plan-based or other awards.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the stock ownership as of the date of this Report, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 20,485,000 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Xin Liu, Director, President Launch Industrial Park, North Wuhe Avenue, Banxuegang Industrial Park, Longgang Dist., Shenzhen 518000, P.R. China	8,700,000	42%

Jun Liu, Director, CFO, Secretary Launch Industrial Park, North Wuhe Avenue, Banxuegang Industrial Park, Longgang Dist., Shenzhen 518000, P.R. China	4,900,000	24%

All Directors and Officers as a Group	13,600,000	66%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The aggregate fees billed by the Company’s former and current principal accountants, Moores Rowland Mazars and Mazars CPA Limited, respectively, for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were US$19,418 and US$16,026 in 2006 and 2007, respectively, and were paid by Launch Tech Company Limited, an affiliated company which expects repayment. Such payments were classified as related party payables on the balance sheets for the years ended December 31, 2006 and 2007.

ITEM 13. EXHIBITS

2	Plan of Agreement and Reorganization between MAS Acquisition XI Corp. and Bluepoint Software Co., Ltd. (Sinx) dated January 7, 2000[1]
3.1	Articles of Incorporation of MAS Acquisition XI Corp., filed October 7, 1996
3.2	Amendment to Articles of Incorporation of MAS Acquisition XI Corp., filed February 17, 2000[1]
3.3	Amendment to Articles of Incorporation of Bluepoint Linux Software Corp., filed April 25, 2000
3.4	Bylaws of Bluepoint Linux Software Corp.
10	Bluepoint Linux Software Corp. Employee Benefit Plan dated November 30, 2000[2]
16.1	Letter on change in certifying accountant from Tubbs and Bartnick, P.A. dated June 20, 2000[3]
16.2	Letter on change in certifying accountant from Moores Rowland Mazars dated February 26, 2008[4]
31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

1 Incorporated by reference from the Company’s Schedule 14F-1, filed on February 24, 2000.
2 Incorporated by reference from the Company’s Registration Statement on Form S-8, filed on December 15, 2000.
3 Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on June 23, 2000.
4 Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on February 29, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

All accounting fees and services provided to the Company are required to be approved in advance by the Company’s directors.

Audit fees

The aggregate fees billed by the Company’s former and current principal accountant, Moores Rowland Mazars and Mazars CPA Limited, respectively, for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were US$19,418 and US$16,026 in 2006 and 2007, respectively.

Audit-related fees

There were no fees billed in 2006 or 2007 by the Company’s principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees” above.

Tax fees

There were no fees billed in 2006 or 2007 by the Company’s principal accountant for professional services for tax compliance, tax advice, and tax planning.

All other fees

There were no fees billed in 2006 or 2007 by the Company’s principal accountant for products or services provided other than those included in the “Audit fees” above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

BLUEPOINT LINUX SOFTWARE CORP.

DATED: September 9, 2008	By:	/s/ Xin Liu
Xin Liu Director, President
(Principal Executive Officer)

	By:	/s/ Jun Liu
Jun Liu
Director, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)