Form 10QSB
period 2007-06-30
BLUEPOINT LINUX SOFTWARE CORP
filed 2008-09-11
CIK 1081376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

	Balance Sheet – June 30, 2007

	Statements of Operations –
	For the three months ended June 30, 2007 and 2006

	Statements of Cash Flow –
	For the three months ended June 30, 2007 and 2006

	Notes to Financial Statements

Item 2.	Plan of Operation	6

Item 3.	Controls and Procedures	7

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS)

	(Unaudited)	(Audited)
	June 30, 2007	December 31, 2006
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	6	6

Total assets	6	6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other creditors and accrued charges	6,360	12,628
Due to related companies	544,764	534,136

Total current liabilities	551,124	546,764

Stockholders' deficit:
Preferred stock, par value of US$0.001 per share: 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value of US$0.001 per share: 80,000,000 shares authorized, 20,485,000 shares issued and outstanding	20,485	20,485
Additional paid-in capital	477,766	477,766
Accumulated losses	(1,049,369)	(1,045,009)

Total stockholders' deficit	(551,118)	(546,758)

Total liabilities and stockholders' equity	6	6

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

(CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS)

	(Unaudited) three months ended June 30, 2007	(Unaudited) three months ended June 30, 2006	(Unaudited) six months ended June 30, 2007	(Unaudited) six months ended June 30, 2006
	US$	US$	US$	US$

Revenue	-	-	-	-

General and administrative expenses	(2,180)	(2,821)	(4,360)	(5,642)

Loss from operations before income taxes	(2,180)	(2,821)	(4,360)	(5,642)

Provision for income taxes	-	-	-	-

Net loss	(2,180)	(2,821)	(4,360)	(5,642)

Loss per share:
Net loss from operations
- Basic	(0.00)	(0.00)	(0.00)	(0.00)
- Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
- Basic	20,485,000	20,485,000	20,485,000	20,485,000

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

 (CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)

	(Unaudited) six months ended June 30, 2007	(Unaudited) six months ended June 30, 2006
	US$	US$
Cash flows from operating activities:
Net loss	(4,360)	(5,642)

Changes in working capital:
Other creditors and accrued charges	(6,268)	(12,982)

Net cash used in operating activities	(10,628)	(18,624)

Cash flows from financing activities:
Amount borrowed from a related company	10,628	18,624

Net cash provided by financing activities	10,628	18,624

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	6	514

Cash and cash equivalents at end of period	6	514

See notes to condensed consolidated financial statements.

BLUEPOINT LINUX SOFTWARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1                      Basis of Presentation

The accompanying financial statements, as of June 30, 2007 and for the three months and six months ended June 30, 2007, have been prepared by us without audit.  Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with USGAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, results of operations for the three months and six months ended June 30, 2007, and cash flows for the six months ended June 30, 2007, have been made.  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

We had negative working capital and negative stockholders’ equity as at June 30, 2007.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern.  However, a substantial doubt has been raised with regard to our ability to continue as a going concern, as we have had total liabilities in excess of our total assets, have incurred significant losses and have not maintained a revenue-generating operation since July 28, 2005.

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

Note 3                      Issuance of shares

No shares were issued in the second quarter ended June 30, 2007.

Note 4                      Related party transactions

During the three months and six months ended June 30, 2007, US $10,628 of the Company’s operating expenses were settled by a related party, Launch Tech Company Limited, the major shareholders of which are also major shareholders of us.

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

As of June 30, 2007, our only asset was cash of $6.

Plan of Operation

During the quarter ended June 30, 2007, we remained as a shell company. Our directors are still looking for an appropriate candidate for a business combination transaction, such as a merger or acquisition.

Liquidity and Capital Resources

During the quarter ended June 30, 2007, cash and cash equivalents were $6.  Accrued expenses of $10,628 were settled by a related company during the quarter.

As we ceased all operations, there will be no cash inflow to support our expenses for normal maintenance as a trading shell company. As such, our major shareholder and Chief Executive Officer, Mr. Xin Liu, has pledged that he would provide cash to us on the basis of a loan to help pay all of the expenses required to maintain us as a trading shell company.  As of June 30, 2007, we have not asked for a loan from Mr. Liu yet, but anticipate his support, if requested, until a business combination transaction is accomplished.

In addition, advances from related parties were $544,764 as of June 30, 2007. These related parties have confirmed that they have no intention to demand repayment of these advances in the near term.

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